Form 10-Q
period 1996-03-27
DENAMERICA CORP
filed 1996-05-16
CIK 925779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]

       /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1996

                                       OR

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         COMMISSION FILE NUMBER 1-13226


                                DENAMERICA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            GEORGIA                                      58-1861457
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR  ORGANIZATION)


       7373 N. SCOTTSDALE ROAD                            85253
   SUITE D-120, SCOTTSDALE AZ  85253                    (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 483-7055


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The number of shares of the issuer's class of capital stock as of May 14, 1996; the latest practicable date, is as follows: 13,129,944 shares of Common Stock, $.10 par value.

================================================================================

                                DENAMERICA CORP.

                                      INDEX

                                                                            Page No.
                                                                            --------
Part I.           Financial Information

         Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
                  December 27, 1995 and March 27, 1996                           3

             Condensed Consolidated Statements of Operations -
                  Three months ended March 29, 1995 and March 27, 1996           5

             Condensed Consolidated Statements of  Cash Flows -
                  Three months ended March 29, 1995 and March 27, 1996           6

             Notes to Condensed Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           11

Part II.          Other Information                                             14

                        DENAMERICA CORP. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)

                                  (In thousands)

                                                             December 27,    March 27,
                                 Assets                         1995           1996
                                 ------                        ----           ----
Current assets:
    Cash and cash equivalents                                $     --       $     --
    Receivables                                                   989          1,317
    Inventories                                                 1,200          2,370
    Deferred income taxes                                         249            949
    Other current assets                                          215            933
                                                             --------       --------
           Total current assets                                 2,653          5,569
                                                             --------       --------
Property and equipment, net of accumulated depreciation
    and amortization of $5,505 at December 27, 1995 and
    $6,170 at March 27, 1996                                   33,817         49,726
Cost in excess of fair value of the net assets acquired,
    net of accumulated amortization of $415 at
    December 27, 1995 and $487 at March 27, 1996                9,870         71,870
Franchise rights, net of accumulated amortization of $200 at
    December 27, 1995 and $216 at March 27, 1996                  925          1,020
Favorable leases, net of accumulated amortization of $197 at
    December 27, 1995 and $215 at March 27, 1996                  814            796
Deferred financing costs                                          653          2,333
Other intangible assets, net of accumulated amortization of
    $691 at December 27, 1995 and $790 at March 27, 1996          316          1,277
Note receivable from shareholder                                2,600          2,600
Other assets, including due from related parties of $35         2,137          1,636
                                                             --------       --------

                                                             $ 53,785       $136,827
                                                             ========       ========

See accompanying notes to condensed consolidated financial statements.

                       DENAMERICA CORP. AND SUBSIDIARIES

         Condensed Consolidated Balance Sheets, Continued (Unaudited)

                                (In thousands)

                                                     December 27,       March 27,
       Liabilities and Shareholders' Equity             1995              1996
       ------------------------------------             ----              ----
Current liabilities:
    Current portion of long-term debt                $   1,371        $   4,121
    Current obligations under capital leases               916            1,586
    Accounts payable                                     3,775           11,252
    Accrued compensation and related costs               2,113            6,215
    Store closing reserve                                 --              6,000
    Accrued taxes                                          935            1,990
    Other current liabilities                            2,949            4,502
                                                     ---------        ---------
           Total current liabilities                    12,059           35,666

Long-term debt, less current portion                    10,371           34,792
Subordinated notes (face value $24,250)                   --             20,840
Obligations under capital leases, less
  current obligations                                   19,881           21,992
Other                                                    1,508            4,011
                                                     ---------        ---------
           Total liabilities                            43,819          117,301
                                                     ---------        ---------

Minority interest in joint ventures                      1,901            1,903

5% Redeemable convertible preferred stock (note 1)       7,501             --

Shareholders' equity (notes 1, 3, and 4):
    Common stock                                             7            1,308
    Additional paid-in capital                           3,156           33,525
    Accumulated deficit                                 (2,599)         (17,210)
                                                     ---------        ---------
           Total shareholders' equity                      564           17,623
                                                     ---------        ---------

                                                     $  53,785        $ 136,827
                                                     =========        =========

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (Unaudited)

                 (In thousands, except share and per share data)

                                                                Three months ended
                                                         ------------------------------
                                                           March 29,          March 27,
                                                             1995               1996
                                                             ----               ----
Restaurant sales:
   Denny's restaurants                                   $    15,843        $    18,156
   Non-Denny's restaurants                                      --                2,005
                                                         -----------        -----------
       Total restaurant sales                                 15,843             20,161
                                                         -----------        -----------
Restaurant operating expenses:
   Cost of food and beverage                                   4,265              5,632
   Payroll and payroll related costs                           5,365              7,260
   Depreciation and amortization                                 573                916
   Other restaurant operating costs                            4,228              5,484
                                                         -----------        -----------
     Total restaurant operating expenses                      14,431             19,292
                                                         -----------        -----------
       Restaurant operating income                             1,412                869
Administrative expenses                                          799              1,047
                                                         -----------        -----------
       Operating income (loss)                                   613               (178)
Other income (expense):
   Other income                                                    2               --
   Interest expense                                             (484)              (860)
                                                         -----------        -----------
       Income (loss) before minority interest in joint
         ventures, income taxes and extraordinary item           131             (1,038)
Minority interest in joint ventures                              (22)                 2
                                                         -----------        -----------
       Income (loss) before income taxes and
         extraordinary item                                      109             (1,036)
Income tax expense (benefit)                                      40               (359)
                                                         -----------        -----------
       Income (loss) before extraordinary item                    69               (677)
Extraordinary item - loss on extinguishment of
  debt (note 6)                                                   --               (497)
                                                         -----------        -----------
       Net income (loss)                                          69             (1,174)
Preferred stock dividend and accretion                          (166)              (149)
                                                         -----------        -----------
Net income (loss) applicable to common shareholders      $       (97)       $    (1,323)
                                                         ===========        ===========
Income (loss) before extraordinary item per common
   and common equivalent share                           $      (.01)       $      (.12)
Extraordinary item - loss on extinguishment of
   debt per common and common equivalent share                    --               (.07)
                                                         -----------        -----------
       Net income (loss) per common and common
         equivalent share                                $      (.01)       $      (.19)
                                                         ===========        ===========
Weighted average common and common
   equivalent shares outstanding                           6,937,500          6,937,500
                                                         ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                 (In thousands)

                                                                    Three months ended
                                                                 -------------------------
                                                                   March 29,     March 27,
                                                                     1995          1996
                                                                     ----          ----
Cash flows from operating activities:
   Net income (loss)                                              $    69        $(1,174)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                  573            916
       Amortization of deferred financing costs                       (45)            45
       Minority interest in joint ventures                             22              2
       Deferred income taxes                                           39           (368)
       Deferred rent                                                   26             81
       Extraordinary item - loss on extinguishment of debt           --              497
       Other                                                         --               25
       Changes in operating assets and liabilities:
         Receivables                                                   38           (217)
         Inventories                                                  (29)           (58)
         Prepaid expenses and other assets                           (136)          (542)
         Accounts payable and accrued liabilities                     839            449
                                                                  -------        -------
         Net cash provided by (used in) operating activities        1,486           (344)
                                                                  -------        -------
Cash flows from investing activities:
   Purchase of property and equipment                              (3,387)        (1,425)
   Purchase of intangibles                                           (324)          (413)
                                                                  -------        -------
         Net cash used in investing activities                     (3,711)        (1,838)
                                                                  -------        -------
Cash flows from financing activities:
   Borrowings                                                       1,616          3,650
   Principal reductions on long-term obligations                     (260)        (1,344)
   Proceeds from expansion loan                                       860           --
   Dividends on preferred stock                                      --             (124)
   Distributions to joint venturer                                   (149)          --
                                                                  -------        -------
         Net cash provided by financing activities                  2,067          2,182
                                                                  -------        -------
         Net change in cash and cash equivalents                     (158)          --

Cash and cash equivalents at beginning of period                      158           --
                                                                  -------        -------
Cash and cash equivalents at end of period                        $  --          $  --
                                                                  =======        =======
Supplemental schedule of cash flow information -
 cash paid during the period for:
     Interest                                                     $   254        $   950
                                                                  =======        =======
     Income taxes                                                 $   100        $    45
                                                                  =======        =======

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

(1)   Basis of Presentation

      General

      The accompanying unaudited condensed consolidated financial statements of DenAmerica Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Transition Report on Form 10-K for the year ended December 27, 1995, which will be filed in June 1996.

      Merger

      On March 29, 1996, Denwest Restaurant Corp. ("DRC") merged with and into the Company, with the Company being the surviving corporation (the "Merger"). Upon consummation of the Merger, the Company changed its name from American Family Restaurants, Inc. ("AFR") to DenAmerica Corp. In connection with the Merger, the Company issued to the former shareholders of DRC an aggregate of 6,937,500 shares of the Company's Common Stock, an aggregate of $24,250 principal amount of the Company's 13% Series A and Series B Subordinated Notes due 2003 (the "Series A and Series B Notes" or "Notes") and warrants to purchase an aggregate of 666,000 shares of the Company's Common Stock at an exercise price of $0.01 per share. Upon completion of the Merger, the four former shareholders of DRC held securities having an aggregate of approximately 53.0% of the outstanding voting power of the Company.

      Reverse Acquisition Method of Accounting for the Merger

      As described above, the former shareholders of DRC owned an aggregate of approximately 53.0% of the outstanding voting power of the Company immediately following the Merger. Accordingly, the Merger has been accounted for as a reverse purchase under generally accepted accounting principles as a result of which DRC is considered to be the acquiring entity and AFR the acquired entity for accounting purposes, even though the Company is the surviving legal entity. In addition, as permitted under generally accepted accounting principles, for accounting purposes the Merger was deemed to have occurred on March 27, 1996, the last day of DRC's first quarter for fiscal 1996. As a result, (i) the historical financial statements of AFR for periods prior to the date of the Merger are no longer the historical financial statements of the Company and therefore are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of DRC; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of DRC prior to and subsequent to the Merger; and (iv) any references to "AFR" apply solely to American Family Restaurants, Inc. and its financial statements prior to the Merger.

     In accordance with the accounting rules for a reverse acquisition, the consolidated financial statements presented herein are as follows:

           (i) Consolidated Balance Sheets of the Company at March 27, 1996 (which reflects the acquisition of AFR by DRC, since the effective accounting date for the Merger is March 27, 1996) and December 27, 1995 (which does not include the balance sheet of AFR at such date);

           (ii) Consolidated Statements of Operations of the Company for the three months ended March 27, 1996 and March 29, 1995 (neither of which includes the results of operations of AFR, since the Merger accounting date is March 27, 1996); and

           (iii) Consolidated Statements of Cash Flows of the Company for the three months ended March 27, 1996 and March 29, 1995 (neither of which includes the results of operations of AFR, since the Merger accounting date is March 27, 1996). For purposes of the Consolidated Statement of Cash Flows, the Merger was substantially reported as a noncash transaction, as it was completed primarily by using the Company's Common Stock and Notes as consideration for the capital stock of DRC.

      See Note 3 for certain summary pro forma financial information for DRC and AFR.

(2)   Earnings Per Share

      Earnings per share have been computed based upon weighted average shares of the Company's Common Stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger.

(3)   Merger

      As described in Note l herein, the Merger has been accounted for as a reverse acquisition in which DRC acquired control of AFR for accounting purposes.

      The total purchase price of the Merger was $31.4 million, which represents the number of shares of AFR Common Stock outstanding immediately prior to the Merger valued at the market price of such shares as of the date of the signing of the merger agreement plus merger-related expenses. This amount was allocated to the assets of AFR acquired and liabilities of AFR assumed, based upon their estimated fair value as of March 27, 1996. At March 27, 1996, assets acquired and liabilities assumed were deemed to have fair values substantially equal to their historic book values, except for property and equipment, certain intangible assets, and certain liabilities related to the costs associated with closing certain restaurants. These amounts have been recorded based upon estimates available at this time. The Company will finalize these estimates during the remainder of fiscal 1996, although it currently does not believe that such amounts will materially change.

      Because the Merger was completed primarily with the issuance of newly issued shares of Common Stock and Notes, the Company's Consolidated Balance Sheet following the Merger reflects the reverse acquisition of AFR. However, such noncash activity is excluded from the accompanying Consolidated Statement of Cash Flows for the period prior to the Merger. The following summarizes the noncash activity associated with the Merger.

           Working capital deficit, including outstanding
             checks in excess of cash balances of $(2,643)       $ (20,208)
           Property and equipment                                   14,450
           Intangible assets                                        64,162
           Long-term obligations                                   (49,222)

      The following represents the summary pro forma results of operations as if the Merger had occurred at the beginning of 1995. The pro forma results are not necessarily indicative of the results which will occur in the future.

                                                          Three Months Ended
                                                          ------------------
                                                        March 29,     March 27,
                                                         1995           1996
                                                        -------        -------
         Restaurant sales                               41,532         48,625
         Income (loss) before extraordinary item          (714)        (3,986)
         Net income (loss)                                (714)        (4,483)
         Earnings (loss) per share                        (.06)          (.34)

      In May 1996, Jeffrey D. Miller, Chairman of the Board, forgave a $1.0 million loan to the Company at the request of former shareholders of DRC. The existence of the loan would have constituted a breach of obligations of the Company to the former shareholders of DRC. The debt forgiveness has been reflected as part of the reverse purchase accounting as described in notes 1 and 3.

(4)   Shareholders' Equity

      The Company has authorized 20,000,000 shares of Common Stock, par value of $.10 per share. Upon consummation of the Merger, there were 13,084,944 shares issued and outstanding.

      In connection with the Merger, the Company granted options to purchase 300,000 shares of Common Stock, of which options to purchase 60,000 shares of Common Stock at an exercise price of $3.00 per share are immediately vested and exercisable. The remaining options to purchase 240,000 shares of Common Stock at an exercise price of $4.00 per share vest over a four-year period, provided the employee who received the options continues his employment with the Company.

      In addition, in connection with the closing of the Company's new credit facility, the Company issued to Banque Paribas six-year warrants to acquire 438,028 shares of DenAmerica Common Stock at an exercise price of $4.3065 per share.

      On April 29, 1996, the Company granted stock options pursuant to its stock option plan to acquire 240,000 shares of Common Stock at an exercise price of $4.00 per share. Of the options granted, options to acquire 48,000 shares are immediately vested and exercisable. The remaining options vest over a four-year period, provided the employees who received the options continue their employment with the Company.

      In addition, on April 29, 1996, the Company granted an option to purchase 24,800 shares of Common Stock at an exercise price of $4.00 per share. Of these options, options to acquire 4,960 shares are immediately vested and exercisable. The remaining options vest over a four-year period provided the employee who received the options continues his employment with the Company.

(5)   Credit Facility

      In connection with the Merger, the Company entered into a $65.0 million credit facility with Banque Paribas (the "Paribas Facility"). The Paribas Facility consists of (i) a Term Loan (the "Term Loan"), (ii) Revolving Loans (the "Revolver"), and (iii) a Delayed Draw Term Loan (the "Delayed Term Loan"). The Term Loan, the Revolver, and the Delayed Term Loan will mature and become payable December 31, 2001. At the Company's option, interest on all amounts borrowed under the Paribas Facility will accrue at the rate of either prime plus 1.5% or a "Eurodollar Rate," calculated based upon LIBOR plus 3.5%. Amounts borrowed under the Paribas Facility are secured by substantially all of the tangible and intangible assets of the Company. The Company will be required to make mandatory prepayments of amounts borrowed under the Paribas Facility in the event of certain asset sales, equity issuances, excess cash flows, and under certain other circumstances. The Company, at its option and without penalty, may cancel any unused commitments or prepay outstanding indebtedness under the Paribas Facility, in whole or in part, at any time during the term of the Paribas Facility.

      The Paribas Facility contains certain provisions that, among other things, will limit the ability of the Company and its subsidiaries, without the consent of Banque Paribas, to incur additional indebtedness, pay certain dividends or make certain distributions on their respective capital stock, repurchase shares of their respective capital stock, enter into additional restaurant leases, make or sell assets, or exceed specified levels of capital expenditures. The Paribas Facility also requires the Company to maintain certain financial ratios and to meet certain financial tests. The Paribas Facility also includes customary provisions for credit facilities of this type, including representations, warranties, covenants, and events of default.

      The Company paid loan origination, investment banking, legal, prepayment fees on existing debt, and other fees of approximately $4.0 million in connection with the closing of the Paribas Facility. During the term of the Paribas Facility, the Company will be required to pay an annual fee of $75,000 to Banque Paribas as agent of the lenders that participate with it in the facility and a fee of 0.5% of the unused portion of amounts available for borrowing under the Paribas Facility. In addition, the Company issued to Banque Paribas six-year warrants to acquire 438,028 shares of the Company's Common Stock at an exercise price of $4.3065 per share.

      Term Loan

      In connection with the Merger, the Company borrowed $35.0 million under the Term Loan, which was used to refinance certain indebtedness of AFR and DRC existing prior to the Merger and to pay certain transaction expenses incurred in connection with the Merger and the Paribas Facility. The Company is required to repay the Term Loan in quarterly payments of principal and interest.

      Revolver

      The Paribas Facility includes a $15.0 million Revolver which the Company may utilize to finance working capital needs, to repay the Term Loan, to make capital expenditures, and to support letters of credit. In connection with the Merger, the Company borrowed $2.8 million under the Revolver.

      Delayed Term Loan

      Provided that certain conditions are met, the Company will be permitted to make draws of all or a part of the $15.0 million available under the Delayed Term Loan to finance acquisitions of additional restaurants beginning on June 30, 1996 and ending on December 31, 1997, and will be permitted to make draws under the Delayed Term Loan to repay the Series A and Series B Notes beginning December 31, 1996 and ending on December 31, 1997. The Company will be required to repay the total amount outstanding under the Delayed Term Loan in equal quarterly payments over a four-year period commencing on January 1, 1998. The maximum amount that the Company will be permitted to borrow under the Delayed Term Loan will be limited by a specified ratio of the Company's adjusted senior debt (as defined) to its earnings before interest, taxes, depreciation, and amortization for the prior twelve-month period.

(6)   Long-Term Debt/Extraordinary Item

      In connection with the Merger, the Company repaid approximately $11,000 of indebtedness, which resulted in an extraordinary loss on the extinguishment of such debt of $497, net of an income tax benefit of $332.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

COMPARISON OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total restaurant sales.

                                                      THREE MONTHS ENDED
                                                -------------------------------
                                                MARCH 29, 1995   MARCH 27, 1996
                                                --------------   --------------
Restaurant sales:
   Denny's restaurants                               100.0%         90.0%
   Non-Denny's restaurants                            --            10.0
                                                     -----         -----
       Total restaurant sales                        100.0         100.0
                                                     -----         -----
Restaurant operating expenses:
   Cost of food and beverage                          26.9          27.9
   Payroll and payroll related costs                  33.9          36.0
   Amortization and depreciation                       3.6           4.5
   Other restaurant operating costs                   26.7          27.2
                                                     -----         -----
       Total restaurant operating expenses            91.1          95.7
                                                     -----         -----
Restaurant operating income                            8.9           4.3
Administrative expenses                                5.0           5.2
                                                     -----         -----
Operating income                                       3.9           (.9)
Other income                                          --            --
Interest expense                                      (3.1)         (4.2)
                                                     -----         -----
Income (loss) before minority interest
  in joint ventures, income taxes and
  extraordinary item                                    .8          (5.1)
Minority interest in joint ventures                    (.1)         --
                                                     -----         -----
Income (loss) before income taxes and
  extraordinary item                                    .7          (5.1)
Income tax expense (benefit)                            .3          (1.8)
                                                     -----         -----
Income (loss) before extraordinary item                 .4          (6.9)
Extraordinary item - loss on extinguishment
  of debt                                             --            (2.5)
                                                     -----         -----
Net income (loss)                                       .4%         (9.4)%
                                                     =====         =====

THREE MONTHS ENDED MARCH 27, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 29,
1995

     Restaurant Sales. Restaurant sales increased $4.3 million, or 27.2%, to $20.1 million for the three months ended March 27, 1996 as compared with restaurant sales of $15.8 million for the three months ended March 29, 1995. This increase was primarily attributable to acquisitions and new restaurants opened during fiscal 1995.

     Cost of Food and Beverage. Cost of food and beverage increased to 27.9% of restaurant sales for the three months ended March 27, 1996 as compared with 26.9% of restaurant sales for the three months ended March 29, 1995, primarily as the result of several promotional programs implemented in January 1996 and the higher food costs associated with the Company's non-Denny's restaurants, which were 30.6% of restaurant sales at the Company's non-Denny's restaurants for the period.

     Payroll and Payroll Related Costs. Payroll and payroll related costs were 36.0% of restaurant sales for the three months ended March 27, 1996 as compared with 33.9% of restaurant sales for the three months ended March 29, 1995. This increase was primarily attributable to staffing inefficiencies created by the promotional programs implemented in the first quarter of 1996 and higher payroll costs associated with the Company's non-Denny's restaurants, which were 43.0% of restaurant sales at the Company's non-Denny's restaurants for the period.

     Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items increased to 4.5% of restaurant sales for the three months ended March 27, 1996 as compared with 3.6% of restaurant sales for the three months ended March 29, 1995. This increase was primarily attributable to the amortization of pre-opening costs associated with the new restaurants opened during fiscal 1995 and an increase in amortization attributable to capital leases associated with new store development.

     Other Restaurant Operating Costs. Other restaurant operating costs were 27.2% of restaurant sales for the three months ended March 27, 1996 as compared with 26.7% of restaurant sales for the three months ended March 29, 1995. This increase was primarily attributable to higher occupancy costs associated with the Company's non-Denny's restaurants.

     Restaurant Operating Income. Restaurant operating income decreased $543,000 to $869,000 for the three months ended March 27, 1996 as compared with $1.4 million for the three months ended March 29, 1995. This decrease was principally the result of the factors described above.

     Administrative Expenses. Administrative expenses increased to 5.2% of restaurant sales for the three months ended March 27, 1996 as compared with 5.0% of restaurant sales for the three months ended March 29, 1995. This increase was primarily the result of increased adminstrative staffing levels in anticipation of the Merger and other merger related costs.

     Interest Expense. Interest expense was $860,000, or 4.2% of restaurant sales, for the three months ended March 27, 1996 as compared with $484,000, or 3.1% of restaurant sales, for the three months ended March 29, 1995. The increase is the result of increased debt levels, including interest expense on capitalized lease obligations associated with new store development.

     Income Tax Expense (Benefit). The Company recorded an income tax benefit of approximately $(359,000), an effective rate of 35%, for the three months ended March 27, 1996 as compared with income tax expense of approximately $40,000, an effective rate of 37%, for the three months ended March 29, 1995.

     Net Income (Loss). The Company recorded a net loss of approximately $(1.2 million) for the three months ended March 27, 1996 as compared with net income of $69,000 for the three months ended March 29, 1995, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, and the restaurant industry generally, operate principally on a cash basis with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $9.4 million at December 27, 1995 and $30.1 million at March 27, 1996. The Company anticipates that it will continue to have a working capital deficit.

     The Company requires capital principally for the development of new restaurants and the acquisition and conversion of existing restaurants. The Company has historically satisfied its capital and operating requirements through a combination of public and private placements of equity securities and debt instruments, cash from operations, and leasing transactions.

     Expenditures for property and equipment and intangibles totaled approximately $3.7 million and $1.8 million for the three months ended March 29, 1995 and March 27, 1996, respectively.

     The Company believes that its future capital requirements will be primarily for the development of new restaurants and the continued acquisition and conversion of restaurants to a Denny's or other restaurant concept. Pursuant to an agreement with Denny's, Inc., the franchisor of the Company's Denny's restaurants, the Company has the right to develop and open 33 Denny's restaurants in specified locations during the period ending December 31, 1997. During the first quarter of fiscal 1996, the Company developed and opened two new Denny's restaurants. Pursuant to various other agreements with Denny's, Inc. and certain other parties, the Company is required to (i) convert 20 restaurants currently operating under the "Kettle" trade name to the Denny's concept by March 1997;
(ii) convert at least a total of 21 of the non-Denny's restaurants to a Denny's before January 1, 1998; and (iii) close or convert 24 non-Denny's restaurants to a Denny's or other restaurant concept that is not in competition with the business of Denny's, Inc., its affiliates, subsidiaries or franchisees.
During the first quarter of fiscal 1996, the Company converted five non-Denny's restaurants to Denny's restaurants. The Company estimates that its costs to develop and open new Denny's restaurants, excluding real estate and building costs, will be approximately $350,000 to $390,000 per restaurant, and that its costs associated with the conversion of a non-Denny's restaurant to a Denny's will be approximately $160,000 to $450,000 per restaurant.

     An affiliate of CNL Group, Inc. ("CNL") has agreed, subject to various conditions, including that there be no material adverse change in the financial condition of the Company, to make available to the Company up to $20.0 million in each of 1996 and 1997 in order to finance the conversion of non-Denny's restaurants to the Denny's concept. Each financing will take the form of a "sale-leaseback," in which CNL would purchase a particular restaurant property and lease it back to the Company for up to 30 years. During that period, the initial annual rent will be 10.625% of the purchase price, subject to a 10% increase every five years (e.g., from 10.625% to 11.6875% at the end of the first five-year period). The leases also will provide for additional rent based on increases in gross sales at the respective restaurants. The Company will have a right of first refusal on the sale of each property by CNL, and will have the right to purchase each property during the eighth year of the lease.

Credit Facility

       In connection with the Merger, the Company entered into a $65.0 million credit facility with Banque Paribas. The Paribas Facility consists of (i) a Term Loan; (ii) a Revolver; and (iii) a Delayed Term Loan. The Company is required to make principal payments of $3.8 million over the next twelve months under the $35.0 million Term Loan. As of May 9, 1996, the Company had approximately $8.0 million available for borrowings under the Revolver.

       In connection with the Merger and the Paribas Facility, the Company entered into an agreement (the "Amendment Agreement") with Denny's, Inc. and DFO, Inc. (collectively "Denny's, Inc."), the franchisor of the Denny's restaurants operated by the Company. The Amendment Agreement amended substantially all of the franchise agreements for the Company's Denny's restaurants to provide that, upon notice from Banque Paribas of the occurrence of an event of default under the Paribas Facility, Denny's, Inc. will have the right to immediately terminate each of the franchise agreements amended by the Amendment Agreement.

SEASONALITY

     The Company's operating results fluctuate from quarter to quarter as a result of the seasonal nature of the restaurant industry, the temporary closing of existing restaurants for conversion, and other factors. The Company's restaurant sales are generally greater in the second and third fiscal quarters (April through September) than in the first and fourth fiscal quarters (October through March). Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. The Company's working capital requirements also fluctuate seasonally, with its greatest needs occurring during its first and fourth quarters.

INFLATION

     The Company does not believe that inflation has had a material effect on operating results in past years. Although increases in labor, food or other operating costs could adversely affect the Company's operations, the Company generally has been able to modify its operating procedures or to increase prices to offset increases in its operating costs.

NEW ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal 1995.

     The Company has determined that it will not change to the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based transactions.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in routine litigation from time to time in the regular course of its business. There are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of the Company's shareholders was held on February 28, 1996. The following item was voted upon by the shareholders:

(a) Proposal to approve the Amended and Restated Agreement and Plan of Merger dated as of August 9, 1995, between American Family Restaurants, Inc. and Denwest Restaurant Corp.

Votes in Favor         Opposed         Abstained        Broker Non-Vote
- --------------         -------         ---------        ---------------
    3,826,334           26,613          34,000                0


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibit

            3.2  Amended and Restated Bylaws, as amended

           11.1  Statement Re:  Computation of per share income (loss).

           27    Financial Data Schedule

     (b)   Reports on Form 8-K

           The Company did not file a report on Form 8-K during the quarter ended March 27, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DENAMERICA CORP.

    Dated:  May 15, 1996            By:  /s/ TODD S. BROWN
                                       -----------------------------------------
                                             TODD S. BROWN
                                             Chief Financial Officer and
                                                       Treasurer
                                             (Duly authorized officer of the
                                                registrant, principal financial
                                                and accounting officer)