Form 10-Q
period 1996-07-03
DENAMERICA CORP
filed 1996-08-19
CIK 925779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
[MARK ONE]
    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1996

                                       OR

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
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


       7373 N. SCOTTSDALE ROAD                                    85253
   SUITE D-120, SCOTTSDALE AZ  85253                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 483-7055


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the issuer's class of capital stock as of August 15, 1996; the latest practicable date, is as follows: 13,399,277 shares of Common Stock, $.10 par value.

                                DENAMERICA CORP.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
               December 27, 1995 and July 3, 1996                            3

             Condensed Consolidated Statements of Operations -
               13 and 14 Week Periods ended June 28, 1995 and
               July 3, 1996 and 26 and 27 Week Periods ended
               June 28, 1995 and July 3, 1996                                5

             Condensed Consolidated Statements of  Cash Flows -
               13 and 14 Week Periods ended June 28, 1995 and
               July 3, 1996 and 26 and 27 Week Periods ended
               June 28, 1995 and July 3, 1996                                6

             Notes to Condensed Consolidated Financial Statements            7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13

Part II.     Other Information                                              17

                        DENAMERICA CORP. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)

                                 (In thousands)

                                                          December 27,    July 3,
                            Assets                           1995          1996
                            ------                           ----          ----
Current assets:
  Receivables                                              $   989       $  3,537
  Inventories                                                1,200          3,643
  Deferred income taxes                                        249            376
  Other current assets                                         215          1,568
                                                           -------       --------
     Total current assets                                    2,653          9,124
                                                           -------       --------
Property and equipment, net                                 33,817         70,459

Intangibles, net                                            11,113         72,517

Franchise rights, net of accumulated amortization
  of $200 at December 27, 1995 and $244 at
  July 3, 1996                                                 925          1,884
Deferred financing costs                                       653          3,025
Note receivable from Mid-American (Note 4)                    --            4,600
Other assets                                                 4,737          4,551
                                                           -------       --------


                                                           $53,785       $166,160
                                                           =======       ========

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

          Condensed Consolidated Balance Sheets, Continued (Unaudited)

                                 (In thousands)

                                                        December 27,      July 3,
       Liabilities and Shareholders' Equity                 1995           1996
       ------------------------------------                 ----           ----
Current liabilities:
  Accounts payable                                      $  3,775         $   9,503
  Accrued compensation and related costs                   2,113             6,135
  Store closing reserve                                     --               5,622
  Accrued taxes                                              935             3,134
  Accrued insurance reserves                                 240             5,972
  Other current liabilities                                2,709             6,981
  Current portion of long-term debt and obligations
    under capital leases                                   2,287             5,679
                                                        --------         ---------
     Total current liabilities                            12,059            43,026

Long-term debt, less current portion                      10,371            43,594
Subordinated notes (face value $33,250)
  (notes 1, 3 and 6)                                        --              29,961
Obligations under capital leases, less
  current obligations                                     19,881            24,034
Other                                                      1,508             4,345
                                                        --------         ---------
     Total liabilities                                    43,819           144,960
                                                        --------         ---------
Minority interest in joint ventures                        1,901             1,839
                                                        --------         ---------

5% Redeemable convertible preferred stock (note 1)         7,501              --
                                                        --------         ---------
Shareholders' equity (notes 1, 3, 5, and 6):
  Common stock                                                 7             1,327
  Additional paid-in capital                               3,156            34,537
  Accumulated deficit                                     (2,599)          (16,503)
                                                        --------         ---------
     Total shareholders' equity                              564            19,361
                                                        --------         ---------

                                                        $ 53,785         $ 166,160
                                                        ========         =========

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)

                (In thousands, except share and per share data)

                                                           Period ended                    Period ended
                                                   --------------------------        -----------------------
                                                   June 28,           July 3,        June 28,        July 3,
                                                     1995              1996            1995           1996
                                                   --------           -------        --------        -------
                                                   (13 weeks)        (14 weeks)     (26 weeks)    (27 weeks)
Restaurant sales:
  Dennys restaurants                             $   17,294          $   45,922    $   33,137        $64,078
  Black-eyed Pea restaurants                             --               3,402            --          3,402
  Other restaurants                                      --               9,688            --         11,693
                                                -----------         -----------    ----------        -------
        Total sales                                  17,294              59,012        33,137         79,173
Restaurant operating expenses:
Food and beverage cost                                4,565              16,339         8,827         21,971
Payroll and payroll related costs                     5,655              20,156        11,026         27,416
Depreciation and amortization                           613               1,920         1,183          2,836
Other restaurant operating expenses                   4,424              14,590         8,652         20,074
                                                -----------         -----------    ----------        -------
        Total operating expenses                     15,257              53,006        29,688         72,298

Restaurant operating income                           2,037               6,006         3,449          6,875
Administrative expenses                                 804               2,134         1,603          3,181
                                                -----------         -----------    ----------        -------
Operating income                                      1,233               3,873         1,846          3,695
Interest expense, net                                   538               2,791         1,020          3,651
                                                -----------         -----------    ----------        -------
Income before minority interest in joint
  venture, income taxes and extraordinary item          695               1,082           826             44
Minority interest                                        98                  13           120             11
                                                -----------         -----------    ----------        -------
Income beore income taxes and
  extraordinary item                                    597               1,069           706             33
Income tax expense                                      239                 372           279             13
                                                -----------         -----------    ----------        -------
Income before extraordinary item                        358                 697           427             20
Extraordinary item-loss on extingishment
 of debt                                                                      0                         (497)
                                                -----------         -----------    ----------        -------
Net income (loss)                                       358                 697           427           (477)
Preferred stock dividend and accretion (Note 1)         120                   0           286           (149)
                                                -----------         -----------    ----------        -------
Net income (loss) applicable to common
  shareholders                                   $      238          $      697    $      141        $  (626)
                                                ===========         ===========    ==========        =======
Income (loss) before extraordinary item
  per common and common equivalent
  share                                          $     0.03          $     0.05    $     0.02       ($  0.01)

Extraordinary item - loss on extinguishment
  of debt per common and common equivalent
  share                                                  --                  --            --       (   0.05)
                                                -----------         -----------    ----------        -------
    Net income (loss) per common and common
      equivalent share                           $     0.03          $     0.05    $     0.02       ($  0.06)
                                                ===========         ===========    ==========        =======
Weighted average common and common
   equivalent shares outstanding                  6,937,500          13,649,000     6,937,500     10,293,000
                                                ===========         ===========    ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                 (In thousands)

                                                              Period ended                     Period ended
                                                        ------------------------           -------------------
                                                        June  28         July 3,        June 28,       July 3
                                                          1995            1996            1995          1996
                                                        --------         -------           -------------------
                                                        (13 weeks)      (14 weeks)      (26 weeks)   (27 weeks)
Cash flows from operating activities:
 Net income (loss)                                      $   358         $   697         $   427       $(  477)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
       Depreciation and amortization                        610           1,920           1,183         2,836
       Amortization of deferred financing costs              27              83              72           128
       Minority interest in joint venture                   100              15             122            17
       Deferred income taxes                                 39             366                            (2)
       Deferred rent                                        242              51             268           132
       Extraordinary item - loss on extinguishment
         of debt                                             55
       Other                                                  --             82                           497
       Changes in operating assets and liabilities:
         Receivables                                       (193)         (1,182)           (155)       (1,399)
         Inventories                                        (98)           (490)           (127)         (548)
         Prepaid expenses and other assets                  250            (574)            114        (1,009)
         Accounts payable and accrued liabilities          (430)         (4,104)            409        (1,012)
                                                        -------         -------         -------       -------
         Net cash provided by (used in) operating
          activities                                        882          (3,136)          2,368          (837)
                                                        -------         -------         -------       -------
Cash flows from investing activities:
   Purchase of property and equipment                    (2,718)         (2,487)         (6,105)       (3,912)
   Purchase of intangibles                                                 (121)                         (534)
   Payment for Acquisition of BEP and Merger,
     net of cash acquired                                  (387)          2,412            (711)         (231)
                                                        -------         -------         -------       -------
         Net cash used in investing activities           (3,105)           (196)         (6,816)       (4,677)
                                                        -------         -------         -------       -------
Cash flows from financing activities:
   Borrowings                                             1,642           9,711           3,258        13,361
   Principal reductions on long-term obligations           (296)         (6,331)           (556)       (7,675)
   Proceeds from expansion loan                             877            --             1,737          --
   Dividends on preferred stock                            --              --              --            (124)
   Distributions to joint venturer and other               --               (48)           (149)          (48)
                                                        -------         -------         -------       -------
         Net cash provided by financing activities        2,223           3,332           4,290         5,514
                                                        -------         -------         -------       -------
         Net change in cash and cash equivalents           --              --              (158)         --

Cash and cash equivalents at beginning of period           --              --               158          --
                                                        -------         -------         -------       -------
Cash and cash equivalents at end of period              $  --           $  --           $             $
                                                        =======         =======         =======       =======
Supplemental schedule of cash flow information-
    cash paid during the period for:
     Interest                                           $   597         $ 2,083         $   851       $ 3,033
                                                        =======         =======         =======       =======
     Income taxes                                       $  --           $    47         $   100       $    47
                                                        =======         =======         =======       =======

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

(1)   Basis of Presentation

      General

      The accompanying unaudited condensed consolidated financial statements of DenAmerica Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Transition Report on Form 10-K for the fiscal year ended December 27, 1995, as well as the Company's Current Report on Form 8-K filed on July 18, 1996.

      The three month and six month periods ended July 3, 1996, are 14 and 27 week periods respectively, compared with 13 and 26 week periods in the prior year. As explained below and in Note 3, during 1996 the Company completed the merger with Denwest Restaurant Corp. (the "Merger") and acquired Black-Eyed Pea U.S.A., Inc. (the "BEP Acquisition"). As a result of these transactions, the financial statements presented as of July 3, 1996 and for the three and six month periods then ended are not comparable with the financial statements of prior periods.

      As a result of the BEP Acquisition, the Merger and the sale of 23 restaurants as described in Note 4, the Company currently operates 318 restaurants in 30 states.

      Acquisition of Black-eyed Pea U.S.A., Inc.

      On July 3, 1996, the Company acquired all of the issued and outstanding common stock of Black-eyed Pea U.S.A., Inc. ("BEP") from BEP Holdings, Inc. ("BEP Holdings") pursuant to a Stock Purchase Agreement (the "BEP Acquisition"). In accordance with the terms and conditions of the Stock Purchase Agreement, the effective accounting date of the BEP Acquisition was June 24, 1996. The purchase price for the stock of BEP consisted of
      (i) cash of $50.0 million, and (ii) a promissory note in the principal amount of $15.0 million.

      BEP operates approximately 100 casual dining restaurants in 11 states under the "Black-Eyed Pea" concept and franchises the right to operate an additional 30 Black-eyed Pea restaurants to third parties. The Company currently intends to continue to operate most of these restaurants as Black-eyed Pea restaurants.

      The Merger

      On March 29, 1996, Denwest Restaurant Corp. ("DRC") merged with and into the Company, with the Company being the surviving corporation (the "Merger"). Upon consummation of the Merger, the Company changed its name from American Family Restaurants, Inc. ("AFR") to DenAmerica Corp. In connection with the Merger, the Company issued to the former shareholders of DRC an aggregate of 6,937,500 shares of the Company's Common Stock, an aggregate of $24,250 principal amount of the Company's 13% Series A and Series B Subordinated Notes due 2003 (the "Series A Notes" and "Series B Notes" or "Notes") and warrants to purchase an aggregate of 666,000 shares of the Company's Common Stock at an exercise price of $0.01 per share. Upon completion of the Merger, the four former shareholders of DRC held securities having an aggregate of approximately 53.0% of the outstanding voting power of the Company.

      Reverse Purchase Method of Accounting

      As described above, the former shareholders of DRC owned an aggregate of approximately 53.0% of the outstanding voting power of the Company immediately following the Merger. Accordingly, the Merger has been accounted for as a reverse purchase under generally accepted accounting principles as a result of which DRC is considered to be the acquiring entity and AFR the acquired entity for accounting purposes, even though the Company is the surviving legal entity. In addition, for accounting purposes the Merger was deemed to have occurred on March 27, 1996, the last day of DRC's first quarter for fiscal 1996. As a result, (i) the historical financial statements of AFR for periods prior to the date of the Merger are no longer the historical financial statements of the Company and therefore are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of DRC; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of DRC prior to and subsequent to the Merger; and (iv) any references to "AFR" apply solely to American Family Restaurants, Inc. and its financial statements prior to the Merger.

      In accordance with the accounting rules for a purchase and a reverse acquisition, the consolidated financial statements presented herein are as follows:

           (i) Consolidated Balance Sheets of the Company at July 3, 1996 (which reflects the BEP Acquisition and the Merger) and December 27, 1995 (which does not include the balance sheet of BEP or AFR at such date);

           (ii) Consolidated Statements of Operations of the Company for the periods ended July 3, 1996 (which include the results of operations of BEP, since the accounting date of the Acquisition of June 24, 1996, and the results of AFR since the accounting date of the Merger of March 27, 1996) and June 28, 1995 (which do not include the results of operations of BEP or AFR); and

           (iii) Consolidated Statements of Cash Flows of the Company for the periods ended July 3, 1996 (which include the results of operations of BEP since the accounting date of the BEP Acquisition of June 24, 1996 and the results of AFR since the accounting date of the Merger of March 27, 1996) and June 28, 1995 (which do not include the results of operations of BEP or AFR). For purposes of the Consolidated Statement of Cash Flows, the Acquisition and Merger were substantially reported as noncash transactions, as they were completed primarily by using third party financing and the Company's Common Stock and Notes.

      See Note 3 for certain summary pro forma financial information for the Company.

(2)   Earnings Per Share

      Earnings per share for the periods ended June 28, 1995 and for the first quarter of 1996 have been computed based upon weighted average shares of the Company's Common Stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger.

(3)   BEP Acquisition and the Merger

      BEP Acquisition

      The BEP Acquisition has been accounted for using the purchase method of accounting with an effective accounting date of June 24, 1996. The total purchase price was $65.0 million. The purchase price consisted of (i) cash of approximately $50.0 million and (ii) a promissory note in the principal amount of $15.0 million issued to BEP Holdings, Inc. (the "BEP Purchase Note"). At June 24, 1996, assets acquired and liabilities assumed were deemed to have fair values substantially equal to their historic book values, except for property and equipment, intangible assets, deferred and current tax accounts and certain liabilities associated with closing certain restaurants. These amounts have been recorded in the accounts of the Company based upon estimates available at this time. The Company will finalize these estimates during the next twelve months, although it currently does not believe that such amounts will materially change. The following summarizes the noncash activity associated with the acquisition.

                         Working capital deficit,
                           including cash balances of $4,341     $(2,880)
                         Property and equipment                   19,865
                         Liabilities                              (1,985)
                         BEP Purchase Note issued                (15,000)

      The Company obtained the funds for the cash portion of the purchase price by entering into sale and lease transactions with (i) FFCA Acquisition Corporation ("FFCA"), an independent entity, (ii) LH
      Leasing Company, Inc. ("LH Leasing"), a corporation owned by Jack M. Lloyd, the Chairman of the Board, President, and Chief Executive Officer of the Company, and William J. Howard, Executive Vice President, Secretary, and a director of the Company. Messrs. Lloyd and Howard formed LH Leasing as an accommodation to the Company to enable it to consummate the BEP Acquisition. Messrs. Lloyd and Howard received no compensation for the transaction involving LH Leasing.

      In conjunction with the BEP Acquisition, the Company repaid all of the $6.0 million outstanding principal amount of Series A Notes (face amount $6.0 million) and related accrued interest for cash of $5.2 million and the issuance of 250,000 shares of the Company's Common Stock. In addition, warrants to purchase 188,047 shares of the Company's Common Stock that were issued in connection with the Series A Notes were automatically cancelled upon repayment of the Series A Notes.
      No gain or loss was recorded.

      The Merger

      As described in Note 1 herein, the Merger has been accounted for as a reverse acquisition in which DRC acquired control of AFR for accounting purposes.

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

           Working capital deficit, including outstanding
             checks in excess of cash balances of $(2,643)        $(20,208)
           Property and equipment                                   14,450
           Intangible assets                                        64,162
           Long-term obligations                                   (49,222)

      The following represents the summary pro forma results of operations as if the Acquisition and the Merger had occurred at the beginning of fiscal 1995. The pro forma results are not necessarily indicative of the results which will occur in the future.

                                                            Period Ended
                                                      -------------------------
                                                      June 28,          July 3,
                                                        1995             1996
                                                      -------           -------
                                                     (26 weeks)        (27 weeks)
           Restaurant sales                           $168,611          $183,162
           Income (loss) before extraordinary item       5,029            (1,713)
           Net income (loss)                             5,029            (2,210)
           Earnings (loss) per share                     $0.49            $(0.21)

(4)   Disposition of 23 Restaurants to Mid-American Restaurants, Inc.

      Effective July 3, 1996, the Company sold the assets related to 23 restaurants operated under the "Ike's" and "Jerry's" trade names to Mid-American Restaurants, Inc. ("Mid-American"), a corporation wholly owned by Haig V. Antrankian, a former officer and director of the Company. As payment for the restaurants, Mid-American issued to the Company a promissory note in the principal amount of $4.6 million (the "Mid-American Note"). The Mid-American Note is secured by the assets sold, requires monthly payments of $65,000 to $85,000, and bears interest at the rate of 10% per annum through June 30, 2001, 11% per annum through June 30, 2002, and 12% per annum through June 30, 2003. All unpaid principal and interest on the Mid-American Note will be due and payable on June 30, 2003. The fair value of the assets sold to Mid-American, recorded at the date of the Merger, were adjusted to reflect the sale proceeds and no gain or loss was recorded.


 (5)  Shareholders' Equity

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

      In addition, in connection with the closing of the Company's credit facility in March 1996, the Company issued to Banque Paribas six-year warrants to acquire 438,028 shares of DenAmerica Common Stock at an exercise price of $4.3065 per share.

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

      In addition, on April 29, 1996 the Company granted an option to purchase 24,800 shares of Common Stock at an exercise price of $4.00 per share. Of these options, options to acquire 4,960 shares are immediately vested and exercisable. The remaining options vest over a four-year period provided the employee who received the options continues his employment with the Company.

(6)   Debt

      During 1996, the Company entered into the following new financial arrangements:

      (a)   Credit Facility

      In connection with the Merger, the Company entered into a $65.0 million credit facility with Banque Paribas, as agent, and the Company's other senior lenders. That credit facility was amended and restated in connection with the BEP Acquisition (the "Amended Credit Agreement"). The Amended Credit Agreement consists of (i) a Term Loan (the "Term Loan"),
      (ii) Revolving Loans (the "Revolver"), and (iii) a Delayed Draw Term Loan (the "Delayed Term Loan"). The Term Loan, the Revolver, and the Delayed Term Loan will mature and become payable December 31, 2001. At the Company's option, interest on all amounts borrowed under the Amended Credit Agreement will accrue at the rate of either prime plus 1.5% or a "Eurodollar Rate," calculated based upon LIBOR plus 3.5%. Amounts borrowed under the Amended Credit Agreement are secured by substantially all of the tangible and intangible assets of the Company. The Company will be required to make mandatory prepayments of amounts borrowed under the Amended Credit Agreement in the event of certain asset sales, equity issuances, excess cash flows, and under certain other circumstances.

      The Amended Credit Agreement contains certain provisions that, among other things, will limit the ability of the Company and its subsidiaries, without the consent of Banque Paribas, to incur additional indebtedness, pay certain dividends or make certain distributions on their respective capital stock, repurchase shares of their respective capital stock, enter into additional restaurant leases, make or sell assets, or exceed specified levels of capital expenditures.

      In connection with the Merger, the Company borrowed $35.0 million under the Term Loan, which was used to refinance certain indebtedness of AFR and DRC existing prior to the Merger and to pay certain transaction expenses incurred in connection with the Merger and the Amended Credit Agreement.

      The Amended Credit Agreement includes a $15.0 million Revolver which the Company may utilize to finance working capital needs, to repay the Term Loan, to make capital expenditures, and to support letters of credit.


      The Company, Banque Paribas, and the Company's other senior lenders entered into the Amended Credit Agreement in order to amend and restate the previous credit facility between the Company and those lenders so as to reflect the BEP Acquisition and to make certain other modifications to the previous credit facility. The Company also pledged all of the stock of BEP and BEP pledged the stock of certain of its subsidiaries as additional security under the Amended Credit Agreement.


      The Company issued to Banque Paribas six-year warrants to purchase an aggregate of 738,028 shares of the Company's Common Stock. The exercise price for 150,000 shares of Common Stock issuable upon exercise of the warrants is $4.30 per share, the exercise price for 438,028 shares of Common Stock issuable upon exercise of the warrants is $4.3065 per share, and the exercise price for the remaining 150,000 shares issuable upon exercise of the warrants is $6.45 per share.

      (b)   BEP Purchase Note

      The BEP Purchase Note is an unsecured obligation of the Company and is subordinate to all of the Company's senior indebtedness, as defined in the BEP Purchase Note, including the Company's borrowings under the Amended Credit Agreement. The BEP Purchase Note bears interest at 12% per annum, subject to adjustment if the note is not repaid by March 31, 1997. Interest on the BEP Purchase Note through March 31, 1997, will accrue to principal on the BEP Purchase Note. The Company will then pay all accrued interest on the BEP Purchase Note on each June 30, September 30, December 31, and March 31, beginning on June 30, 1997. The BEP Purchase Note will mature on March 31, 2002. Provided that certain conditions are met, the Company will be permitted to make draws of all or a part of the $15.0 million available under the Delayed Term Loan to repay the BEP Purchase Note described below beginning on January 1, 1997 and ending on December 31, 1997.

      The BEP Purchase Note contains certain provisions with respect to representations, warranties, covenants, reporting requirements and events of default. The BEP Purchase Note also contains certain provisions that, among other things, limits the ability of the Company and its subsidiaries to incur additional indebtedness, pay certain dividends or make certain distributions on their respective capital stock, repurchase shares of their respective capital stock, make or hold certain investments, or make asset acquisitions or sales.

      In conjunction with the BEP Purchase Note, the Company issued BEP Holdings a Common Stock Purchase Warrant dated as of July 3, 1996 (the "BEP Purchase Warrant") which will entitle BEP Holdings to purchase that number of shares of the Company's Common Stock equal to the total amount of principal and interest outstanding under the BEP Purchase Note on April 1, 1997, times one half of one percent of the number of shares of Common Stock outstanding on March 31, 1997, on a fully diluted basis (excluding shares issuable upon exercise of the BEP Purchase Warrant and employee stock options). The exercise price per share of Common Stock underlying the BEP Purchase Warrant will be 80% of the lesser of (a) the fair market value of the Common Stock on July 3, 1996, or (b) the fair market value of the Common Stock on the date that is five business days following the publication of the Company's earnings release for the period ending March 31, 1997.

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

                                               Period ended                Period ended
                                           ---------------------      ----------------------
                                           June 28,      July 3,       June 28,      July 3,
                                             1995         1996           1995         1996
                                           --------      -------       --------     --------
                                           (13 weeks)   (14 weeks)    (26 weeks)    (27 weeks)

Restaurant sales:
   Dennys restaurant                          100.00%       77.82%       100.00%       80.93%
   Black-eyed Pea restaurants                   0.00%        5.76%         0.00%        4.30%
   Other restaurants                            0.00%       16.42%         0.00%       14.77%
                                             -------      -------       -------      -------
     Total sales                             100.00%      100.00%       100.00%      100.00%
Restaurant operating expenses:
Food and beverage cost                        26.40%       27.69%        26.64%       27.75%
Payroll and payroll related costs             32.70%       34.16%        33.27%       34.63%
Depreciation and amortization                  3.54%        3.25%         3.57%        3.58%
Other restaurant operating expenses           25.58%       24.72%        26.11%       25.36%
                                             -------      -------       -------      -------
     Total operating expenses                 88.22%       89.82%        89.59%       91.32%
Restaurant operating income                   11.78%       10.18%        10.41%        8.68%
Administrative expenses                        4.65%        3.62%         4.84%        4.02%
                                             -------      -------       -------      -------
Operating income                               7.13%        6.56%         5.57%        4.66%
Interest expense                               3.11%        4.73%         3.08%        4.61%
                                             -------      -------       -------      -------
Income before minority interest
  in joint venture, income taxes and
  extraordinary item                           4.02%        1.83%         2.49%        0.05%
Minority interest                              0.57%        0.02%         0.36%        0.01%
                                             -------      -------       -------      -------
Income before income taxes and
  extraordinary item                           3.45%        1.81%         2.13%        0.04%
Income tax expense                             1.38%        0.63%         0.84%        0.02%
                                             -------      -------       -------      -------
Income (loss) before extraordinary item        2.07%        1.18%         1.29%        0.02%
Extraordinary item - loss on extinguishment
  of debt                                      0.00%        0.00%         0.00%       -0.63%
                                             -------      -------       -------      -------
Net income (loss) applicable to                2.07%        1.18%         1.29%       (0.61%)
   common shareholders                       =======      =======       =======      =======

14 WEEK PERIOD ENDED JULY 3, 1996 COMPARED WITH 13 WEEK PERIOD ENDED JUNE 28,
1995

     Restaurant Sales. Restaurant sales increased $41.7 million, to $59.0 million for the period ended July 3, 1996 as compared with restaurant sales of $17.3 million for the period ended June 28, 1995. This increase was primarily attributable to the BEP Acquisition, the Merger, and new restaurants opened.

     Food and Beverage Cost. Cost of food and beverage increased to 27.7% of restaurant sales for the period ended July 3, 1996 as compared with 26.4% of restaurant sales for the period ended June 28, 1995, primarily as the result of several promotional programs implemented in January 1996 and the higher food costs associated with the Company's non-Denny's restaurants, which were 30.5% of sales at those restaurants for the period.

     Payroll and Payroll Related Costs. Payroll and payroll related costs were 34.2% of restaurant sales for the period ended July 3, 1996 as compared with 32.7% of restaurant sales for the period ended June 28, 1995. This increase was primarily attributable to staffing inefficiencies created by the promotional programs implemented in the first quarter of 1996 and higher payroll costs associated with the Company's non-Denny's restaurants, which were 38.3% of sales at those restaurants for the period.

     Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items decreased to 3.3% of restaurant sales for the period ended July 3, 1996 as compared with 3.5% of restaurant sales for the period ended June 28, 1995. This decrease was primarily attributable to increased sales levels in 1996.

     Other Restaurant Operating Costs. Other restaurant operating costs were 24.7% of restaurant sales for the period ended July 3, 1996 as compared with 25.6% of restaurant sales for the period ended June 28, 1995. This decrease was primarily attributable to lower occupancy costs associated with restaurants operated by AFR prior to the Merger and lower insurance costs.

     Restaurant Operating Income. Restaurant operating income increased $4.0 million to $6.0 million for the period ended July 3, 1996 as compared with $2.0 million for the period ended June 28, 1995. This increase was primarily the result of the factors described above.

     Administrative Expenses. Administrative expenses decreased to 3.6% of restaurant sales for the period ended July 3, 1996 as compared with 4.7% of restaurant sales for the period ended June 28, 1995. This decrease was primarily the result of the elimination of administrative staffing levels as a result of the Merger and an increase in revenue without a proportional increase in administrative costs.

     Interest Expense. Interest expense was $2.8 million, or 4.7% of restaurant sales, for the period ended July 3, 1996 as compared with $538,000, or 3.1% of restaurant sales, for the period ended June 28, 1995. The increase is the result of increased debt levels, including interest expense on capitalized lease obligations associated with new store development.

     Income Tax Expense. The Company recorded an income tax expense of approximately $372,000, an effective rate of 34.8%, for the period ended July 3, 1996 as compared with income tax expense of approximately $239,000, an effective rate of 40.0%, for the period ended June 28, 1995.

     Net Income. The Company recorded net income of approximately $697,000 for the period ended July 3, 1996 as compared with net income of $358,000 for the period ended June 28, 1995, as a result of the factors described above.

27 WEEK PERIOD ENDED JULY 3, 1996 COMPARED WITH 26 WEEK PERIOD ENDED JUNE 28,
1995

     Restaurant Sales. Restaurant sales increased $46.1 million, to $79.2 million for the period ended July 3, 1996 as compared with restaurant sales of $33.1 million for the period ended June 28, 1995. This increase was primarily attributable to the BEP Acquisition, the Merger, and new restaurants opened during fiscal 1995.

     Food and Beverage Costs. Cost of food and beverage increased to 27.8% of restaurant sales for the period ended July 3, 1996 as compared with 26.6% of restaurant sales for the period ended June 28, 1995, primarily as the result of several promotional programs implemented in January 1996 and the higher food costs associated with the Company's non-Denny's restaurants, which were 30.5% of sales at those restaurants for the period.

     Payroll and Payroll Related Costs. Payroll and payroll related costs were 34.6% of restaurant sales for the period ended July 3, 1996 as compared with 33.3% of restaurant sales for the period ended June 28, 1995. This increase was primarily attributable to staffing inefficiencies created by the promotional programs implemented in the first quarter of 1996 and higher payroll costs associated with the Company's non-Denny's restaurants, which were 38.3% of sales at those restaurants for the period.

     Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items were 3.6% of restaurant sales for the period ended July 3, 1996 as compared with 3.6% of restaurant sales for the period ended June 28, 1995.

     Other Restaurant Operating Costs. Other restaurant operating costs were 25.4% of restaurant sales for the period ended July 3, 1996 as compared with 26.1% of restaurant sales for the period ended June 28, 1995. This decrease was primarily attributable to lower occupancy costs associated with the restaurants operated by AFR prior to the Merger and lower insurance costs.

     Restaurant Operating Income. Restaurant operating income increased $3.4 million to $6.9 million for the period ended July 3, 1996 as compared with $3.5 million for the period ended June 28, 1995. This increase was primarily the result of the factors described above.

     Administrative Expenses. Administrative expenses decreased to 4.0% of restaurant sales for the period ended July 3, 1996 as compared with 4.8% of restaurant sales for the period ended June 28, 1995. This decrease was primarily the result of reduced administrative staffing levels as a result of the Merger and an increase in revenues without a proportional increase in administrative costs.

     Interest Expense. Interest expense was $3.7 million, or 4.6% of restaurant sales, for the period ended July 3, 1996 as compared with $1.0 million, or 3.1% of restaurant sales, for the period ended June 28, 1995. The increase is the result of increased debt levels, including interest expense on capitalized lease obligations associated with new store development.

     Income Tax Expense. The Company recorded an income tax expense of approximately $13,000, an effective rate of 39.4%, for the period ended July 3, 1996 as compared with income tax expense of approximately $40,000, an effective rate of 39.5%, for the period ended June 28, 1995.

     Extraordinary item - Loss on Extinguishment of Debt. In connection with the Merger, the Company repaid approximately $11.0 million of indebtedness, which resulted in an extraordinary loss on extinguishment of such debt of $497,000, net of an income tax benefit of $332,000.

     Net Income (Loss). The Company recorded a net loss of approximately $(477,000) for the period ended July 3, 1996 as compared with net income of $427,000 for the period ended June 28, 1995, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, and the restaurant industry generally, operate principally on a cash basis with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $9.4 million at December 27, 1995 and $33.9 million at July 3, 1996. Of the working capital deficit at July 3, 1996, approximately $11.6 million relates to accruals for amounts that are not currently due but which the Company may be required to pay or satisfy over the next 12-month period. The Company's working capital has been affected by the expenditures of approximately $4.0 million to settle past-due accounts of AFR existing on the date of the Merger.

     The Company requires capital principally for the development of new restaurants and the acquisition and conversion of existing restaurants. The Company has historically satisfied its capital and operating requirements through a combination of public and private placements of equity securities and debt instruments, cash from operations, and leasing transactions. Expenditures for property and equipment and intangibles totaled approximately $2.5 million and $3.9 million for the 14 and 27 week periods ended July 3, 1996 respectively.

     The Company believes that its future capital requirements will be primarily for the development of new restaurants and the continued acquisition and conversion of restaurants to a Denny's or other restaurant concept. Pursuant to an agreement with Denny's, Inc., the franchisor of the Company's Denny's restaurants, the Company has the right to develop and open a total of 40
Denny's restaurants in specified locations during the period ending December 31, 1997. Through July 3, 1996, the Company has developed and opened a total of 9 of the 40 new Denny's restaurants and has 2 under development. Various other agreements with Denny's, Inc. and certain other parties require the Company to
(i) convert a total of 25 restaurants operated under the "Kettle" trade name to the Denny's concept by March 1997; (ii) convert at least a total of 30 of the non-Denny's restaurants to a Denny's before January 1, 1998; and (iii) close or convert 25 non-Denny's restaurants to a Denny's or other restaurant concept that is not in competition with the business of Denny's, Inc., its affiliates, subsidiaries or franchisees. During fiscal 1996, the Company has converted five non-Denny's restaurants to Denny's restaurants and sold 23 of the non-Denny's restaurants that it was required to close or convert. The Company estimates that its costs to develop and open new Denny's restaurants, excluding real estate and building costs, will be approximately $350,000 to $390,000 per restaurant, and that its costs associated with the conversion of a non-Denny's restaurant to a Denny's will be approximately $160,000 to $450,000 per restaurant.

     An affiliate of CNL Group, Inc. ("CNL") has agreed, subject to various conditions, including that there be no material adverse change in the financial condition of the Company, to make available to the Company up to $20.0 million in each of 1996 and 1997 in order to finance the conversion of non-Denny's restaurants to the Denny's concept. Each financing will take the form of a "sale-leaseback" in which CNL would purchase a particular restaurant property and lease it back to the Company for up to 30 years. During that period, the initial annual rent will be 10.625% of the purchase price, subject to a 10% increase every five years (e.g., from 10.625% to 11.6875% at the end of the first five-year period). The leases also will provide for additional rent based on increases in gross sales at the respective restaurants. The Company will have a right of first refusal on the sale of each property by CNL and will have the right to purchase each property during the eighth year of the lease.

     In connection with the Merger and the BEP Acquisition, the Company entered into a $65.0 million credit facility with Banque Paribas. The Paribas Facility consists of (i) a Term Loan; (ii) a Revolver; and (iii) a Delayed Term Loan. The Company is required to make principal payments of $3.8 million over the next twelve months under the $35.0 million Term Loan. As of August 12, 1996, the Company had approximately $2.0 million available for borrowings under the Revolver.

     The Company plans to further increase its working capital as necessary through equity or debt financings in the public or private securities market, additional sale-leaseback transactions, the disposition of underperforming restaurants, and additional credit facilities. There can be no assurance that such financing will be available or will be available on satisfactory terms.

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

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits.

        2.5 Stock Purchase Agreement dated May 31, 1996, between BEP Holdings, Inc. and DenAmerica Corp.(1)
        4.6 Supplemental Indenture (Series B Notes) between DenAmerica Corp. and State Street Bank and Trust Company, as trustee(1)
        4.7 Common Stock Purchase Warrant dated July 3, 1996, issued to BEP Holdings, Inc.(1)
        4.8 Common Stock Purchase Warrant dated July 3, 1996, issued to Banque Paribas(1)
        10.92A Amended and Restated Credit Agreement dated as of July 3, 1996, among DenAmerica Corp., the Banks named therein, and Banque Paribas, as Agent(1)
        10.96 Senior Subordinated Promissory Note dated July 3, 1996, in the principal sum of $15,000,000, payable by DenAmerica Corp. to BEP Holdings, Inc.(1)
        10.97 Registration Rights Agreement dated as of July 3, 1996, between DenAmerica Corp. and BEP Holdings, Inc.(1)
        10.98 Intercreditor Agreement among DenAmerica Corp., certain holders of DenAmerica's Series B Notes, and State Street Bank and Trust Company(1)
        10.99 Sale and Lease Agreement dated July 3, 1996, among FFCA Acquisition Corporation, Black-eyed Pea U.S.A., Inc., and Texas BEP, L.P.(1)
        10.100 Form of Lease dated July 3, 1996, between FFCA Acquisition Corp. and DenAmerica Corp.(1)
        10.101 Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Black-eyed Pea U.S.A., Inc.(1)
        10.102 Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(1)
        10.103 Equipment Purchase Agreement and Bill of Sale dated July 3, 1996, between LH Leasing Company, Inc. and Black-eyed Pea U.S.A., Inc.(1)
        10.104 Equipment Purchase Agreement and Bill of Sale dated July 3, 1996, between LH Leasing Company, Inc. and Texas BEP, L.P.(1)
        10.105 Equipment Lease dated July 3, 1996, between LH Leasing Company, Inc. and DenAmerica Corp.(1)
        10.106 Equipment Sublease dated July 3, 1996, between DenAmerica Corp. and Black-eyed Pea, U.S.A., Inc.(1)
        10.107 Equipment Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(1)
        10.108 Asset Purchase Agreement effective as of July 3, 1996, among Mid-American Restaurants, Inc., Haig V. Antranikian, and DenAmerica Corp(1)
        10.109 Stock Option Agreement dated April 29, 1996, by and between DenAmerica Corp. and Todd S. Brown(2)
        11.1    Statement regarding Computation of per share income (loss)
        27.1    Financial Data Schedule
_______________
        (1)     Incorporated by reference to the Exhibits to the Registrant's
                Current Report on Form 8-K as filed on July 18, 1996.
        (2)     Incorporated by reference to the Exhibits to the Registrant's
                Registration Statement on Form S-8, No. 333-09731, as filed on August 7, 1996.

        (b)     Report on Form 8-K.

        On July 18, 1996, the Registrant filed a Current Report on Form 8-K, dated July 3, 1996, reporting (i) the acquisition of all of the issued and outstanding common stock of Black-eyed Pea U.S.A., Inc., and other transactions related to that acquisition, and (ii) the sale of the assets related to 23 restaurants to Mid-American Restaurants, Inc.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DENAMERICA CORP.


    Dated:  August 19, 1996       By:  /s/ TODD S. BROWN
                                     ----------------------------------------
                                           TODD S. BROWN
                                           Chief Financial Officer and
                                                    Treasurer
                                          (Duly authorized officer of the
                                            registrant, principal financial
                                            and accounting officer)