Form 10-Q
period 1996-10-02
DENAMERICA CORP
filed 1996-11-18
CIK 925779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1996

                         Commission File Number 1-13226


                                DENAMERICA CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  GEORGIA                                      58-1861457
------------------------------------------------       -------------------------
       (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)



      7373 N. SCOTTSDALE ROAD
   SUITE D-120, SCOTTSDALE AZ 85253                             85253
------------------------------------------------       -------------------------
(address of principal executive offices)                      (zip code)


                                 (602) 483-7055
              ----------------------------------------------------
              (registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows: 13,399,277 shares of Common Stock, $.10 par value, as of November 15, 1996.

                                DENAMERICA CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 2, 1996

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
                  December 27, 1995 and October 2, 1996...................................................        3

              Condensed Consolidated Statements of Operations -
                  13-Week Periods ended September 27, 1995 and
                  October 2, 1996 and 39- and 40-Week Periods ended
                  September 27, 1995 and October 2, 1996..................................................        5

              Condensed Consolidated Statements of Cash Flows -
                  13-Week Periods ended September 27, 1995 and
                  October 2, 1996 and 39- and 40-Week Periods ended
                  September 27, 1995 and October 2, 1996..................................................        6

              Notes to Condensed Consolidated Financial Statements........................................        7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................       13

PART II.      OTHER INFORMATION...........................................................................       21

              SIGNATURES...................................................................................      22


PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                        DENAMERICA CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     DECEMBER 27,            OCTOBER 2,
                ASSETS                                                   1995                   1996
                ------                                               ------------            ----------
Current assets:
  Receivables.................................................        $     989              $  2,785
  Inventories.................................................            1,200                 3,697
  Deferred income taxes.......................................              249                   376
  Other current assets........................................              215                 1,380
                                                                      ---------              --------

     Total current assets.....................................            2,653                 8,238
                                                                      ---------              --------

Property and equipment, net...................................           33,817                71,098

Intangibles, net..............................................           11,925                76,815

Deferred financing costs......................................              653                 2,942
Note receivable from Mid-American (Note 4)....................               --                 4,546
Other assets..................................................            4,737                 4,311
                                                                      ---------              --------

                                                                      $  53,785              $167,950
                                                                      =========              ========




     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     DECEMBER 27,         OCTOBER 2,
           LIABILITIES AND SHAREHOLDERS' EQUITY                          1995                1996
           ------------------------------------                      ------------         ----------

Current liabilities:
  Accounts payable............................................         $  3,775            $   11,430
  Accrued compensation and related costs......................            2,113                 6,556
  Store closing reserve.......................................               --                 5,347
  Accrued taxes...............................................              935                 5,025
  Accrued insurance reserves..................................              240                 5,389
  Other current liabilities...................................            2,709                 4,847
  Current portion of long-term debt and
    obligations under capital leases..........................            2,287                 5,679
                                                                       --------            ----------

    Total current liabilities.................................           12,059                44,273

Long-term debt, less current portion..........................           10,371                42,517
Subordinated notes (face value $33,250)
  (Notes 1, 3, and 6).........................................               --                29,113
Obligations under capital leases, less
  current obligations.........................................           19,881                24,281
Other.........................................................            1,508                 4,952
                                                                       --------            ----------

    Total liabilities.........................................           43,819               145,136
                                                                       --------            ----------

Minority interest in joint ventures...........................            1,901                 1,608
                                                                       --------            ----------

5% redeemable convertible preferred stock (Note 1)............            7,501                    --
                                                                       --------            ----------

Shareholders' equity (Notes 1, 3, 5, and 6):
  Common stock................................................                7                 1,340
  Additional paid-in capital..................................            3,156                34,597
  Accumulated deficit.........................................           (2,599)              (14,731)
                                                                       --------            ----------

    Total shareholders' equity................................              564                21,206
                                                                       --------            ----------

                                                                       $ 53,785            $  167,950
                                                                       ========            ==========




     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            PERIOD ENDED                       PERIOD ENDED
                                                    ----------------------------       --------------------------
                                                      9/27/95           10/2/96          9/27/95         10/2/96
                                                    ----------        ----------       ----------      ----------
                                                    (13 WEEKS)        (13 WEEKS)       (39 WEEKS)      (40 WEEKS)

Restaurant sales.............................          $20,707          $84,599          $53,844         $163,772

Restaurant operating expenses:
  Food and beverage cost.....................            5,624           23,001           14,451           44,972
  Payroll and payroll related costs..........            6,565           28,069           17,591           55,485
  Depreciation and amortization..............              796            2,379            1,979            5,215
  Other operating expenses...................            5,144           22,030           13,796           42,104
                                                       -------          -------          -------         --------
    Total operating expenses.................           18,129           75,479           47,817          147,776

Restaurant operating income..................            2,578            9,120            6,027           15,996
Administrative expenses......................              825            3,223            2,428            6,404
                                                       -------          -------          -------         --------
Operating income.............................            1,753            5,897            3,599            9,592
Interest expense, net........................              629            2,930            1,649            6,581
                                                       -------          -------          -------         --------
Income before minority interest in joint
  venture, income taxes, and extraordinary
  item.......................................            1,124            2,967            1,950            3,011
Minority interest in joint venture...........               56               (7)             176                4
                                                       -------          -------          -------         --------

Income before income taxes and
  extraordinary item.........................            1,068            2,974            1,774            3,007
Income tax expense...........................              328            1,192              607            1,205
                                                       -------          -------          -------         --------
Income before extraordinary item.............              740            1,782            1,167            1,802
Extraordinary item - loss on
  extinguishment of debt.....................               --               --               --              497
                                                       -------          -------          -------         --------

Net income ..................................              740            1,782            1,167            1,305
Preferred stock dividend and accretion
  (Note 1)...................................              152               --              438              149
                                                       -------          -------          -------         --------
Net income applicable to common
  shareholders...............................          $   588          $ 1,782          $   729         $  1,156
                                                       =======          =======          =======         ========

Net income per share.........................          $  0.08          $  0.13          $  0.11         $   0.10
                                                       =======          =======          =======         ========

Weighted average shares outstanding..........            6,937           13,399            6,937           11,131
                                                       =======          =======          =======         ========


     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                             PERIOD ENDED                      PERIOD ENDED
                                                     ---------------------------       -------------------------
                                                     SEPTEMBER 27,    OCTOBER 2,       SEPTEMBER 27,   OCTOBER 2,
                                                        1995             1996               1995          1996
                                                     ------------     ----------       -------------   ----------
                                                      (13 WEEKS)      (13 WEEKS)        (39 WEEKS)     (40 WEEKS)

Cash flows from operating activities:
  Net income .....................................     $   740           $1,782         $  1,167         $  1,305
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization...............         796            2,379            1,979            5,215
      Amortization of deferred financing costs....          25               83               97              211
      Minority interest in joint venture..........          54               (8)             176                9
      Deferred income taxes.......................         320              549              588              547
      Deferred rent...............................          46               57              101              189
      Extraordinary item - loss on
        extinguishment of debt....................
      Other.......................................          69              237               69              734
      Changes in operating assets and liabilities:
        Receivables...............................         144              752              (11)            (647)
        Inventories...............................        (250)             (54)            (377)            (602)
        Prepaid expenses and other assets.........        (917)             188             (803)            (821)
        Accounts payable and accrued liabilities..         744           (1,432)           1,153           (2,444)
                                                       -------          -------         --------         --------
        Net cash provided by (used in)
          operating activities....................       1,771            4,533            4,139            3,696
                                                       -------          -------         --------         --------
Cash flows from investing activities:
   Purchase of property and equipment.............      (2,816)          (3,498)          (8,921)          (7,410)
   Purchase of intangibles........................        (139)            (751)            (850)          (1,285)
   Payment for Merger and BEP Acquisition,
     net of cash acquired (Notes 1 and 3).........          --               --               --             (231)
                                                       -------          -------         --------         --------
       Net cash used in investing activities......      (2,955)          (4,249)          (9,771)          (8,926)
                                                       -------          -------         --------         --------
Cash flows from financing activities:
  Proceeds from sale of assets ...................          --            2,422               --            2,422
  Borrowings......................................         674               --            3,932           13,361
  Principal reductions on long-term obligations...        (310)          (2,485)            (866)         (10,160)
  Proceeds from expansion loan....................         972               --            2,709               --
  Dividends on preferred stock....................          --               --               --             (124)
  Distributions to joint venturer and other.......        (152)            (221)            (301)            (269)
                                                       -------          -------         --------         --------
       Net cash provided by financing activities..       1,184             (284)           5,474            5,230
                                                       -------          -------         --------         --------
       Net change in cash and cash equivalents....          --               --             (158)              --
Cash and cash equivalents at beginning of period            --               --              158               --
                                                       -------          -------         --------         --------
Cash and cash equivalents at end of period........     $    --          $    --         $     --         $     --
                                                       =======          =======         ========         ========
Supplemental schedule of cash flow information:
Cash paid during the period for:
    Interest......................................     $   769          $ 3,103         $  1,620         $  6,136
                                                       =======          -------         ========         ========
    Income taxes..................................     $    --          $    29         $    100         $     76
                                                       =======          =======         ========         ========

     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements of DenAmerica Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Transition Report on Form 10-K for the fiscal year ended December 27, 1995, as well as the Company's Current Report on Form 8-K filed on July 18, 1996, as amended by Form 8-K/A filed on September 16, 1996, Form 8-K/A filed on November 1, 1996, and Form 8-K/A filed on November 6, 1996.

The three-month and nine-month periods ended October 2, 1996, are 13- and 40-week periods respectively, compared with 13- and 39-week periods in the prior year. As explained below and in Note 3, during 1996 the Company completed the merger with Denwest Restaurant Corp. (the "Merger") and acquired Black-Eyed Pea U.S.A., Inc. (the "BEP Acquisition"). As a result of these transactions, the financial statements presented as of October 2, 1996 and for the three- and nine-month periods then ended are not comparable with the financial statements of prior periods.

As a result of the Merger, the BEP Acquisition, and the sale of 23 restaurants as described in Note 4, the Company currently operates 314 restaurants in 32 states.

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

BEP operates 99 casual dining restaurants in 14 states under the "Black-Eyed Pea" concept and franchises the right to operate an additional 29 Black-eyed Pea restaurants to third parties. The Company currently intends to continue to operate most of these restaurants as Black-eyed Pea restaurants.

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

In accordance with the accounting rules for a purchase and a reverse acquisition, the consolidated financial statements presented herein are as follows:

         (i) Consolidated Balance Sheets of the Company at October 2, 1996 (which reflects the Merger and the BEP Acquisition) and December 27, 1995 (which does not include the balance sheet of AFR or BEP at such date);

         (ii) Consolidated Statements of Operations of the Company for the periods ended October 2, 1996 (which include the results of operations of AFR since the accounting date of the Merger of March 27, 1996, and the results of BEP since the accounting date of the BEP Acquisition of June 24, 1996) and September 27, 1995 (which do not include the results of operations of AFR or BEP); and

         (iii) Consolidated Statements of Cash Flows of the Company for the periods ended October 2, 1996 (which include the results of operations of AFR since the accounting date of the Merger of March 27, 1996 and the results of BEP since the accounting date of the BEP Acquisition of June 24, 1996) and September 27, 1995 (which do not include the results of operations of AFR or BEP). For purposes of the Consolidated Statement of Cash Flows, the Merger and the BEP Acquisition were substantially reported as noncash transactions, as they were completed primarily by using third-party financing and the Company's Common Stock and Notes.

See Note 3 for certain summary pro forma financial information for the Company.

(2)      EARNINGS PER SHARE

Earnings per share for the periods ended September 27, 1995 has been computed based upon weighted average shares of the Company's Common Stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger. Earnings per share for the 40-week period ended October 2, 1996 has been computed based upon the weighted average of (i) for the 13 weeks from December 28, 1995 to March 27, 1996, the shares of the Company's Common Stock received in connection with the Merger by the former shareholders of DRC, after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger, and (ii) for the 27 weeks from March 28, 1996 to October 2, 1996, the total outstanding shares of the Company's Common Stock.

(3)      THE MERGER AND BEP ACQUISITION

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

BEP Acquisition

The BEP Acquisition has been accounted for using the purchase method of accounting with an effective accounting date of June 24, 1996. The total purchase price was $65.0 million. The purchase price consisted of (i) cash of approximately $50.0 million and (ii) a promissory note in the principal amount of $15.0 million issued to BEP Holdings, Inc. (the "BEP Purchase Note"). At June 24, 1996, assets acquired and liabilities assumed were deemed to have fair values substantially equal to their historic book values, except for property and equipment, intangible assets, deferred and current tax accounts and certain liabilities associated with closing certain restaurants. These amounts have been recorded in the accounts of the Company based upon estimates available at this time. The Company anticipates that it will finalize most of these estimates by the end of fiscal 1996, although it currently does not believe that such amounts will materially change. The following summarizes the noncash activity associated with the acquisition.


         Working capital deficit,
           including cash balances of $4,341             $(2,880)
         Property and equipment                           19,865
         Liabilities                                      (1,985)
         BEP Purchase Note issued                        (15,000)


The Company obtained the funds for the cash portion of the purchase price by entering into sale and lease transactions with (i) FFCA Acquisition Corporation ("FFCA"), an independent entity, and (ii) LH Leasing Company, Inc. ("LH Leasing"), a corporation owned by Jack M. Lloyd, the Chairman of the Board, President, and Chief Executive Officer of the Company, and William J. Howard, Executive Vice President, Secretary, and a director of the Company. Messrs. Lloyd and Howard formed LH Leasing as an accommodation to the Company to enable it to consummate the BEP Acquisition. Messrs. Lloyd and Howard received no compensation for the transaction involving LH Leasing.

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

Pro Forma Results of Operations

The following represents the summary pro forma results of operations as if the Merger and the BEP Acquisition had occurred at the beginning of fiscal 1995. The historical accounts of BEP include (i) store closing costs of $10.2 million during each of the periods ended December 27, 1995 and October 2, 1996, and (ii) losses on the disposition of assets of $717 and $229 for the periods ended December 27, 1995 and October 2, 1996, respectively. These amounts are included in the pro forma results of operations shown below. The pro forma results are not necessarily indicative of the results that will occur in the future.


                                                                  PERIOD ENDED
                                                        --------------------------------
                                                        DECEMBER 27,          OCTOBER 2,
                                                            1995                  1996
                                                        -------------         ----------
                                                         (52 WEEKS)           (40 WEEKS)


        Restaurant sales                                  $327,035            $267,761
        Income (loss) before extraordinary item             (1,634)                 69
        Net income (loss)                                   (1,634)               (428)
        Earnings (loss) per share                         $   (.13)           $   (.04)

(4)      DISPOSITION OF 23 RESTAURANTS TO MID-AMERICAN RESTAURANTS, INC.

Effective July 3, 1996, the Company sold the assets related to 23 restaurants operated under the "Ike's" and "Jerry's" trade names to Mid-American Restaurants, Inc. ("Mid-American"), a corporation wholly owned by Haig V. Antranikian, a former officer and director of the Company. As payment for the restaurants, Mid-American issued to the Company a promissory note in the principal amount of $4.6 million (the "Mid-American Note"). The Mid-American
Note is secured by the assets sold, requires monthly payments of $65,000 to $85,000, and bears interest at the rate of 10% per annum through June 30, 2001, 11% per annum through June 30, 2002, and 12% per annum through June 30, 2003. All unpaid principal and interest on the Mid-American Note will be due and payable on June 30, 2003. The fair value of the assets sold to Mid-American, recorded at the date of the Merger, were adjusted to reflect the sale proceeds and no gain or loss was recorded.

(5)      SHAREHOLDERS' EQUITY

The Company has authorized 20,000,000 shares of Common Stock, par value of $.10 per share. As of October 2, 1996, there were 13,399,277 shares issued and outstanding.

In connection with the Merger, the Company granted options to purchase 60,000 shares of Common Stock at an exercise price of $3.00 per share, which was less than the fair market value of the Common Stock on the date of grant, and options to purchase 240,000 shares of Common Stock at an exercise price of $4.00 per share, which was the fair market value of the Common Stock on the date of grant. On April 29, 1996, the Company granted options to acquire an aggregate of 264,800 shares of Common Stock at an exercise price of $4.00 per share, which was the fair market value of the Common Stock on the date of grant.

In connection with the closing of the Company's credit facility in March 1996 and amendments to the credit facility in July 1996, the Company issued to Banque Paribas six-year warrants to acquire an aggregate of 738,028 shares of Common Stock. See Note 6.

From July 16, 1996 through October 4, 1996, the Company granted options to acquire an aggregate of 180,000 shares of Common Stock. Of these options, options to acquire 10,000 shares of Common Stock were granted at an exercise price of $2.00 per share, which was less than the fair market value of the Common Stock on the date of grant. Of the remaining options, options to acquire an aggregate of 60,000 shares of Common Stock were granted at an exercise price of $4.00 per share, options to acquire an aggregate of 105,000 shares of Common Stock were granted at an exercise price of $4.94 per share, and options to acquire 5,000 shares of Common Stock were granted at an exercise price of $5.00 per share, which was the fair market value of the Common Stock on the respective grant dates.

(6)      DEBT

During 1996, the Company entered into the following new financial arrangements:

(a)      Credit Facility

In connection with the Merger and the BEP Acquisition, the Company entered into a $65.0 million credit facility with Banque Paribas, as agent, and the Company's other senior lenders (the "Credit Facility"). The Credit Facility consists of
(i) a Term Loan (the "Term Loan"), (ii) Revolving Loans (the

"Revolver"), and (iii) a Delayed Draw Term Loan (the "Delayed Term Loan"). The Term Loan, the Revolver, and the Delayed Term Loan will mature and become payable December 31, 2001. At the Company's option, interest on all amounts borrowed under the Credit Facility will accrue at the rate of either prime plus 1.5% or a "Eurodollar Rate," calculated based upon LIBOR plus 3.5%. Amounts borrowed under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Company, including all of the stock of BEP and certain of BEP's subsidiaries. The Company will be required to make mandatory prepayments of amounts borrowed under the Credit Facility in the event of certain asset sales, equity issuances, excess cash flows, and under certain other circumstances.

The Credit Facility contains certain provisions that, among other things, will limit the ability of the Company and its subsidiaries, without the consent of Banque Paribas, to incur additional indebtedness, pay certain dividends or make certain distributions on their respective capital stock, repurchase shares of their respective capital stock, enter into additional restaurant leases, make acquisitions or sell assets, or exceed specified levels of capital expenditures.

In connection with the Merger, the Company borrowed $35.0 million under the Term Loan, which was used to refinance certain indebtedness of AFR and DRC existing prior to the Merger and to pay certain transaction expenses incurred in connection with the Merger and the Credit Facility. The Company is required to repay the Term Loan in quarterly payments of principal and interest.

The Credit Facility includes a $15.0 million Revolver that the Company may utilize to finance working capital needs, to repay the Term Loan, to make capital expenditures, and to support letters of credit. As of October 2, 1996, the Company had approximately $2.7 million available for borrowings under the Revolver.

Provided that certain conditions are met, the Company will be permitted to make draws of all or a part of the $15.0 million available under the Delayed Term Loan to finance acquisitions of additional restaurants beginning on June 30, 1996 and ending on December 31, 1997, and will be permitted to make draws under the Delayed Term Loan to repay the BEP Purchase Note and Series B Notes beginning December 31, 1996 and ending on December 31, 1997.

The Company paid fees for loan origination and amendment, investment banking services, legal services, prepayment of existing debt, and other fees of approximately $4.7 million in connection with the negotiation and execution of the Credit Facility at the time of the Merger and the negotiation and execution of amendments to the Credit Facility at the time of the BEP Acquisition. During the term of the Credit Facility, the Company will be required to pay an annual fee of $75,000 to Banque Paribas as agent of the lenders that participate with it in the facility and a fee of 0.5% of the unused portion of amounts available for borrowing under the Credit Facility. In addition, the Company issued to Banque Paribas six-year warrants to acquire an aggregate of 738,028 shares of the Company's Common Stock. The exercise price for 150,000 shares of Common Stock issuable upon exercise of the warrants is $4.30 per share, the exercise price for 438,028 shares of Common Stock issuable upon exercise of the warrants is $4.3065 per share, and the exercise price for the remaining 150,000 shares issuable upon exercise of the warrants is $6.45 per share.

(b)      BEP Purchase Note

The BEP Purchase Note is an unsecured obligation of the Company and is subordinate to all of the Company's senior indebtedness, as defined in the BEP Purchase Note, including the Company's borrowings under the Credit Facility. The BEP Purchase Note bears interest at 12% per annum, subject to adjustment if the note is not repaid by March 31, 1997. Interest on the BEP Purchase Note through March 31, 1997, will accrue to principal on the BEP Purchase Note. The Company will then pay all accrued interest on the BEP Purchase Note on each June 30, September 30, December 31, and March 31, beginning on June 30, 1997. The BEP Purchase Note will mature on March 31, 2002. Provided that certain conditions are met, the Company will be permitted to make draws of all or a part of the $15.0 million available under the Delayed Term Loan to repay the BEP Purchase Note beginning on January 1, 1997 and ending on December 31, 1997.

The BEP Purchase Note contains certain provisions with respect to representations, warranties, covenants, reporting requirements and events of default. The BEP Purchase Note also contains certain provisions that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay certain dividends or make certain distributions on their respective capital stock, repurchase shares of their respective capital stock, make or hold certain investments, or make asset acquisitions or sales.

In conjunction with the BEP Purchase Note, the Company issued BEP Holdings a Common Stock Purchase Warrant dated as of July 3, 1996 (the "BEP Purchase Warrant") which will entitle BEP Holdings to purchase that number of shares of the Company's Common Stock equal to (i) the total amount of principal and interest outstanding under the BEP Purchase Note on April 1, 1997, divided by $1.0 million, times (ii) one half of one percent, times (iii) the number of shares of Common Stock outstanding on March 31, 1997, on a fully diluted basis (excluding shares issuable upon exercise of the BEP Purchase Warrant and employee stock options). The exercise price per share of Common Stock underlying the BEP Purchase Warrant will be 80% of the lesser of (a) the fair market value of the Common Stock on July 3, 1996, or (b) the fair market value of the Common Stock on the date that is five business days following the publication of the Company's earnings release for the period ending March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

         As described in Note 1 to the condensed consolidated financial statements, the Merger has been accounted for as a reverse purchase under generally accepted accounting principles, pursuant to which DRC is considered to be the acquiring entity and AFR the acquired entity for accounting purposes, even though the Company is the surviving legal entity. The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein.

GENERAL

         The Company currently operates 182 Denny's restaurants in 28 states. The Company's Denny's restaurants that were open for a 12-month period had average restaurant sales of $958,000 in fiscal 1995 as compared with $895,000 in fiscal 1994. Denny's restaurants that were developed by the Company had average sales of approximately $1.3 million in fiscal 1995. In January 1996, the Company and Denny's, Inc. adopted the "Breakaway Breakfast" value price strategy, which offered five breakfast items for $1.99 or less. The promotional advertising associated with the Breakaway Breakfast was directed primarily in "A" media markets, while the majority of the Company's Denny's restaurants are located in non-A markets. As a result, the Company's operating results under this value pricing strategy reflected lower guest check averages without a corresponding increase in guest counts. Comparable restaurant sales declined 2.2% through October 2, 1996 and margins were adversely impacted, primarily as a result of increased labor costs. In July 1996 and September 1996, the Company and Denny's, Inc., respectively, withdrew from the Breakaway Breakfast promotional specials and increased the price of the Grand Slam breakfast special to $2.99 during certain periods of the day. As a result, the average guest check increased from $4.80 during the 27-week period ended July 3, 1996 to $5.04 for the period from July 4, 1996 through October 2, 1996. However, guest counts for the period from July 4, 1996 through October 2, 1996 have decreased approximately 10% as compared with the comparable period in the prior year. The Company believes that the increase in the pricing tiers within the value pricing strategy will result in improved long-term operating results.

         The Company's Denny's restaurants that were formerly operated by AFR have produced operating results that, as a percentage of restaurant sales, are approximately 4.0% lower than the Company's other Denny's restaurants. This difference in operating results is attributable primarily to higher food and beverage costs and payroll and payroll related costs at these restaurants. In addition, these restaurants typically are located in smaller markets that were adversely affected by the Breakaway Breakfast value pricing strategy described above.

         The Company currently operates a total of 33 non-Denny's, non-Black-eyed Pea restaurants. For the 40-week period ended October 2, 1996, these restaurants generated sales of $12.0 million and a restaurant operating loss of approximately $250,000. The Company intends to convert to the Denny's concept or to sell or close these restaurants during 1997. As of November 15, 1996, the Company had 11 non-Denny's, non-Black-eyed Pea restaurants in various stages of conversion to the Denny's concept.

         The Company currently operates 99 Black-eyed Pea restaurants in 14 states and franchises 29 Black-eyed Pea restaurants in 6 states. The Company operates 65 Black-eyed Pea restaurants in Texas and Oklahoma, which the Company considers to be its core market for Black-eyed Pea restaurants. The average sales for all Black-eyed Pea restaurants was $1.5 million and $1.4 million in BEP's fiscal 1995 and 1996, respectively, as compared with average sales at restaurants in the core market of $1.64 million and $1.59 million during the same periods. Alcohol and carry-out sales account for approximately 2.5% and 10.5% respectively, of total sales at the Company's Black-eyed Pea restaurants.

         The previous management of BEP expanded the Black-eyed Pea restaurant concept through 1994, primarily in the non-core market areas of Indianapolis, Indiana, St. Louis, Missouri, and Virginia. Prior to the BEP Acquisition, BEP closed all four Indianapolis restaurants and two restaurants located in Virginia that were considered to be under-performing markets. During 1995, BEP converted 60 Black-eyed Pea restaurants to the "Market Grill" concept, which features an increased number of menu selections and an enhanced seating and decor package. The average costs for these enhancements was approximately $250,000 per location.

         The Company currently intends to develop additional restaurants in its core markets in order to take advantage of efficient advertising, utilization of an existing management structure, and reduced distribution costs of food and beverages. In addition, the Company intends to sell or close under-performing restaurants.

         Since 1993, the Company has been able to increase its operating income by developing new restaurants and acquiring additional restaurants, which has provided increased revenue without a proportionate increase in administrative expenses. As a result, administrative expenses have decreased from 6.3% of restaurant sales in fiscal 1993 to 4.5% of restaurant sales in fiscal 1995. In addition, administrative expenses decreased from 4.5% of restaurant sales in the 39-week period ended September 27, 1995 to 3.9% of restaurant sales in the 40-week period ended October 2, 1996. The Company anticipates that administrative expenses will continue to represent a decreasing percentage of revenue as it continues to assimilate operations following the Merger and the BEP Acquisition.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total restaurant sales.

                                                                PERIOD ENDED                    PERIOD ENDED
                                                        --------------------------       -------------------------
                                                         SEPT. 27,        OCT. 2,         SEPT. 27,       OCT. 2,
                                                            1995           1996             1995           1996
                                                        ----------      ----------       ----------     ----------
                                                        (13 WEEKS)      (13 WEEKS)       (39 WEEKS)     (40 WEEKS)

Total revenue........................................      100.00%       100.00%          100.00%        100.00%
Restaurant operating expenses:
   Food and beverage cost............................       27.16%        27.19%           26.84%         27.46%
   Payroll and payroll related costs.................       31.70%        33.18%           32.67%         33.88%
   Depreciation and amortization.....................        3.84%         2.81%            3.68%          3.18%
   Other operating expenses..........................       24.84%        26.04%           25.62%         25.71%
                                                           -------       -------          -------        -------
     Total operating expenses........................       87.55%        89.22%           88.81%         90.23%
Restaurant operating income..........................       12.45%        10.78%           11.19%          9.77%
Administrative expenses..............................        3.98%         3.81%            4.51%          3.91%
                                                           -------       -------          -------        -------
Operating income.....................................        8.47%         6.97%            6.68%          5.86%
Interest expense, net................................        3.04%         3.46%            3.06%          4.02%
                                                           -------       -------          -------        -------
Income before minority interest in joint
   ventures, income taxes, and extraordinary item ...        5.43%         3.51%            3.62%          1.84%
Minority interest ...................................        0.27%        -0.01%            0.33%          0.00%
                                                           -------       -------          -------        -------
Income before income taxes and
  extraordinary item.................................        5.16%         3.52%            3.29%          1.84%
Income tax expense ..................................        1.58%         1.41%            1.13%          0.74%
                                                           -------       -------          -------        -------
Income before extraordinary item.....................        3.57%         2.11%            2.17%          1.10%
Extraordinary item - loss on
  extinguishment of debt.............................        0.00%         0.00%            0.00%          0.30%
                                                           -------       -------          -------        -------
Net income...........................................        3.57%         2.11%            2.17%          0.80%
                                                           =======       =======          =======        =======


13-WEEK PERIOD ENDED OCTOBER 2, 1996 COMPARED WITH THE 13-WEEK PERIOD ENDED SEPTEMBER 27, 1995

         Restaurant Sales. Restaurant sales increased $63.9 million, to $84.6 million for the period ended October 2, 1996 as compared with restaurant sales of $20.7 million for the period ended September 27, 1995. This increase was primarily attributable to the BEP Acquisition, the Merger, and new restaurants opened.

         Food and Beverage Cost. Cost of food and beverage remained approximately constant at 27.2% of restaurant sales for the periods ended September 27, 1995 and October 2, 1996. Cost of food and beverage at the Company's non-Denny's restaurants were 31.6% of sales at those restaurants for the period ended October 2, 1996.

         Payroll and Payroll Related Costs. Payroll and payroll related costs were 33.2% of restaurant sales for the period ended October 2, 1996 as compared with 31.7% of restaurant sales for the period ended September 27, 1995. This increase was primarily attributable to staffing inefficiencies created by the promotional programs implemented in the first quarter of 1996 and higher payroll costs associated with the Company's non-Denny's restaurants, which were 38.5% of sales at those restaurants for the period.

         Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items decreased to 2.8% of restaurant sales for the period ended October 2, 1996 as compared with 3.8% of restaurant sales for the period ended September 27, 1995. This decrease was primarily attributable to increased sales levels in 1996.

         Other Restaurant Operating Costs. Other restaurant operating costs were 26.0% of restaurant sales for the period ended October 2, 1996 as compared with 24.8% of restaurant sales for the period ended September 27, 1995. This increase was primarily attributable to higher restaurant operating costs associated with the restaurants previously operated by AFR and with repair and maintenance costs.

         Restaurant Operating Income. Restaurant operating income increased $6.5 million to $9.1 million for the period ended October 2, 1996 as compared with $2.6 million for the period ended September 27, 1995. This increase was primarily the result of the factors described above.

         Administrative Expenses. Administrative expenses decreased to 3.8% of restaurant sales for the period ended October 2, 1996 as compared with 4.0% of restaurant sales for the period ended September 27, 1995. This decrease was primarily the result of the elimination of administrative staffing levels as a result of the Merger and an increase in revenue without a proportional increase in administrative costs.

         Interest Expense. Interest expense was $2.9 million, or 3.5% of restaurant sales, for the period ended October 2, 1996 as compared with $629,000, or 3.0% of restaurant sales, for the period ended September 27, 1995. The increase is the result of increased debt levels, including interest expense on capitalized lease obligations associated with new store development.

         Income Tax Expense. The Company recorded an income tax expense of approximately $1.2 million, an effective rate of 40.1%, for the period ended October 2, 1996 as compared with income tax expense of approximately $328,000, an effective rate of 30.7%, for the period ended September 27, 1995.

         Net Income. The Company recorded net income of approximately $1.8 million for the period ended October 2, 1996 as compared with net income of $740,000 for the period ended September 27, 1995, as a result of the factors described above.

40-WEEK PERIOD ENDED OCTOBER 2, 1996 COMPARED WITH THE 39-WEEK PERIOD ENDED SEPTEMBER 27, 1995

         Restaurant Sales. Restaurant sales increased $109.9 million to $163.8 million for the period ended October 2, 1996 as compared with restaurant sales of $53.8 million for the period ended September 27, 1995. This increase was primarily attributable to the Merger, the BEP Acquisition, and new restaurants opened during fiscal 1995 and 1996.

         Food and Beverage Costs. Cost of food and beverage increased to 27.5% of restaurant sales for the period ended October 2, 1996 as compared with 26.8% of restaurant sales for the period ended September 27, 1995, primarily as the result of several promotional programs implemented in January

1996 and the higher food costs associated with the Company's non-Denny's restaurants, which were 30.8% of restaurant sales at such restaurants for the period.

         Payroll and Payroll Related Costs. Payroll and payroll related costs were 33.9% of restaurant sales for the period ended October 2, 1996 as compared with 32.7% of restaurant sales for the period ended September 27, 1995. This increase was primarily attributable to staffing inefficiencies created by the promotional programs implemented in the first quarter of 1996 and higher payroll costs associated with the Company's non-Denny's restaurants, which were 39.1% of restaurant sales at such restaurants for the period.

         Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs, and other items were 3.2% of restaurant sales for the period ended October 2, 1996 as compared with 3.7% of restaurant sales for the period ended September 27, 1995.

         Other Restaurant Operating Costs. Other restaurant operating costs were 25.7% of restaurant sales for the period ended October 2, 1996 as compared with 25.6% of restaurant sales for the period ended September 27, 1995. This increase was primarily attributable to higher restaurant operating costs associated with new non-Denny's restaurants and with repair and maintenance costs.

         Restaurant Operating Income. Restaurant operating income increased $10.0 million to $16.0 million for the period ended October 2, 1996 as compared with $6.0 million for the period ended September 27, 1995. This increase was principally the result of the factors described above.

         Administrative Expenses. Administrative expenses decreased to 3.9% of restaurant sales for the period ended October 2, 1996 as compared with 4.5% of restaurant sales for the period ended September 27, 1995. This decrease was primarily the result of reduced administrative staffing levels as a result of the Merger and an increase in revenue without a proportional increase in administrative costs.

         Interest Expense. Interest expense was $6.6 million, or 4.0% of restaurant sales, for the period ended October 2, 1996 as compared with $1.6 million, or 3.1% of restaurant sales, for the period ended September 27, 1995. The increase is the result of increased debt levels, including interest expense on capitalized lease obligations associated with new store development.

         Income Tax Expense. The Company recorded income tax expense of approximately $1.2 million, an effective rate of 40.1%, for the period ended October 2, 1996 as compared with income tax expense of approximately $607,000, an effective rate of 34.2%, for the period ended September 27, 1995.

         Extraordinary Item - Loss on Extinguishment of Debt. In connection with the Merger, the Company repaid approximately $11.0 million of indebtedness, which resulted in an extraordinary loss on extinguishment of such debt of $497,000, net of an income tax benefit of $332,000.

         Net Income. The Company recorded net income of approximately $1.3 million for the period ended October 2, 1996 as compared with net income of $1.2 million for the period ended September 27, 1995, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company, and the restaurant industry generally, operates principally on a cash basis with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $9.4 million at December 27, 1995, and $36.0 million at October 2, 1996. Of the working capital deficit at October 2, 1996, approximately $6.1 million was attributable to employee severance costs and restaurant closing costs as a result of the Merger. In addition, the Company's working capital has been affected by expenditures of approximately $4.0 million to settle past-due accounts of AFR existing on the date of the Merger. The Company believes that its working capital deficit other than the Merger-related amounts described above is consistent with the working capital position of restaurant operators of similar size. The Company anticipates that it will continue to operate with a working capital deficit, but that the deficit will be reduced from current levels as the costs incurred as a result of the Merger are paid.

         The Company historically has satisfied its capital requirements through credit facilities and the sale and leaseback of developed and acquired restaurants or restaurants converted to the Denny's concept. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Expenditures for property and equipment and intangibles totaled approximately $6.5 million and $10.9 million for the 13- and 40-week periods ended October 2, 1996, respectively. As described below, the Company currently has commitments for approximately $20.0 million of sale-leaseback financing through 1997.

         On March 29, 1996, the Company completed the Merger by issuing to the former shareholders of DRC an aggregate of 6,937,500 shares of Common Stock, $6.0 million of Series A Notes, $18.25 million of Series B Notes, and Series A Warrants and Series B Warrants to acquire an aggregate of 660,000 shares of Common Stock. Although no cash was required for this acquisition of restaurant properties, the Company entered into a new credit facility to fund acquisition costs and the significant past-due payables of AFR existing at the time of the Merger. See Note 6 to the condensed consolidated financial statements. As described below, the Company repaid the Series A Notes in connection with the BEP Acquisition.

         On July 3, 1996, the Company completed the BEP Acquisition. The purchase price for BEP consisted of (i) cash of approximately $50.0 million, and
(ii) the BEP Purchase Note in the principal amount of $15.0 million. On July 3, 1996, the accounts of BEP included cash of approximately $4.2 million. The Company obtained the funds for the cash portion of the purchase price by entering into sale and lease transactions. Also in connection with the BEP Acquisition, on July 3, 1996, the Company repaid all of the $6.0 million principal amount outstanding on its Series A Notes plus accrued and unpaid interest on the Series A Notes as of July 3, 1996. The Company repaid the Series A Notes by utilizing the cash acquired in connection with the BEP Acquisition, borrowings under the Credit Facility described in Note 6 to the condensed consolidated financial statements, and by issuing 250,000 shares of Common Stock to the holder of the Series A Notes.

         The Company believes that its future capital requirements will be primarily for the development of new restaurants, for continued acquisitions, and for conversion of restaurants to the Denny's or other restaurant concepts.

The Company estimates that its costs to develop and open new Denny's restaurants, excluding real estate and building costs, will be approximately $350,000 to $390,000 per restaurant, and that its costs associated with the conversion of a non-Denny's restaurant to the Denny's concept will be approximately $160,000 to $450,000 per restaurant. The lessors of 12 of the Company's Kettle restaurants have agreed to fund up to $250,000 of the costs of converting each of those restaurants.

         An affiliate of CNL Group, Inc. ("CNL") has agreed, subject to various conditions, including that there be no material adverse change in the financial condition of the Company, to make available to the Company up to $20.0 million in each of 1996 and 1997 in order to finance development of new restaurants and the conversion of non-Denny's restaurants to the Denny's concept. Each financing will take the form of a "sale-leaseback," in which CNL would purchase a particular restaurant property and lease it back to the Company for up to 30 years. During that period, the initial annual rent will be 10.625% of the purchase price, subject to a 10% increase every five years (e.g., from 10.625% to 11.6875% at the end of the first five-year period). The leases also will provide for additional rent based on increases in gross sales at the respective restaurants. The Company will have a right of first refusal on the sale of each property by CNL, and will have the right to purchase each property during the eighth year of the lease.

         The Company plans to further increase its working capital as necessary through equity or debt financings in the public or private securities markets, additional sale-leaseback transactions, the disposition of underperforming restaurants, and additional credit facilities. The Company currently anticipates that it will utilize the Delayed Term Loan available under the Credit Facility to repay the BEP Purchase Note prior to the date on which the warrants issued in connection with the BEP Purchase Note become exercisable. The Company also intends to use its best efforts to redeem all of the Series B Notes prior to the date on which the Series B Warrants become exercisable. The Company currently anticipates that it will be required to obtain the funds needed to repay the Series B Notes through the sale of equity securities or by increasing its debt financing. There can be no assurance that financing for any of these purposes will be available or will be available on satisfactory terms.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (A)   EXHIBITS.

       11.1    Statement regarding computation of per share income
       21.2    List of Subsidiaries of DenAmerica Corp.(1)
       23.2    Consent of KPMG Peat Marwick LLP(2)
       27.1    Financial Data Schedule
-------------------
(1) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on July 18, 1996.
(2) Incorporated by reference to the Exhibits to the Registrant's Form 8-K/A Amendment No. 2 to Current Report on Form 8-K as filed on November 1, 1996.

       (B)   REPORT ON FORM 8-K.

         On July 18, 1996, the Registrant filed a Current Report on Form 8-K, dated July 3, 1996, reporting (i) the acquisition of all of the issued and outstanding common stock of Black-eyed Pea U.S.A., Inc., and other transactions related to that acquisition, and (ii) the sale of the assets related to 23 restaurants to Mid-American Restaurants, Inc. That Current Report on Form 8-K was amended by Form 8-K/A filed on September 16, 1996; Form 8-K/A filed on November 1, 1996; and Form 8-K/A filed on November 6, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DENAMERICA CORP.


Dated:  November 15, 1996                  By: /s/ Todd S. Brown
                                              --------------------------------
                                               Todd S. Brown
                                               Vice President, Chief Financial
                                               Officer, and Treasurer

                                               (Duly authorized officer of the
                                               registrant, principal financial
                                               and accounting officer)