Form 10-K
period 1997-01-01
DENAMERICA CORP
filed 1997-03-31
CIK 925779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
             /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 1997

                         Commission File Number 1-13226

                                DENAMERICA CORP.
             (Exact name of registrant as specified in its charter)

              Georgia                                   58-1861457
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation or organization)

          7373 N. Scottsdale Road
        Suite D120, Scottsdale, AZ                        85253
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (602) 483-7055

           Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class               Name of Exchange on Which Registered
  Common Stock, $.10 par value                American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K._____

      The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (6,535,433 shares) on March 21, 1997 was $19,606,299. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

      Number of shares of Common Stock outstanding as of March 21, 1997:
13,409,277 shares of Common Stock, $.10 par value.

      Documents incorporated by reference:  None.

                                DENAMERICA CORP.

                           ANNUAL REPORT ON FORM 10-K

                       FOR THE YEAR ENDED JANUARY 1, 1997

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS..........................................................  1
ITEM 2.  PROPERTIES........................................................  24
ITEM 3.  LEGAL PROCEEDINGS.................................................  25
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  25

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED SHAREHOLDER MATTERS....  26
ITEM 6.  SELECTED FINANCIAL DATA...........................................  27
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................  28
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  36
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................  36

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  37
ITEM 11. EXECUTIVE COMPENSATION............................................  40
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.....................................................  47
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  48

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..  50

SIGNATURES.................................................................  55

                                     PART I

ITEM 1. BUSINESS.

GENERAL

   The Company currently operates 307 family-oriented, full-service restaurants in 31 states, primarily in the southeastern, midwestern, western, and southwestern United States. Of the Company's 307 restaurants, 188 are Denny's restaurants, which represents approximately 12% of the Denny's system and makes the Company the largest Denny's franchisee in terms of revenue and the number of restaurants operated. The Company also owns and operates 93 Black-eyed Pea restaurants, primarily in Texas, Georgia, Oklahoma, and the Washington, D.C. area, and franchises to third parties the rights to operate 29 Black-eyed Pea restaurants in six states. In addition, the Company operates 20 restaurants under various other concepts ("non-branded restaurants"), which the Company currently is in the process of converting to the Denny's concept or selling, and has an additional six restaurants closed for conversion to the Denny's concept.

   The Company intends to increase the number of its restaurants through the development of new Denny's and Black-eyed Pea restaurants, the acquisition of existing Denny's restaurants, the franchising of additional Black-eyed Pea restaurants, and the acquisition and conversion to the Denny's or Black-eyed Pea concept of restaurants currently operating under other restaurant concepts. The Company also plans to convert to the Denny's concept certain of its restaurants currently operating under other restaurant concepts, and to sell or close other restaurants as appropriate based on performance, geographical, and other considerations. In addition, the Company may expand its operations to include one or more additional restaurant concepts through the acquisition of one or more restaurant chains or multiple restaurant locations. See Item 1, "Business - Strategy."

DEVELOPMENT OF THE COMPANY

   The Company began operations in 1986 through one or more predecessor entities under common control. The Company was incorporated in 1989 and has pursued an aggressive program of growth through acquisitions of Denny's and other restaurants and through development of new Denny's restaurants. The Company resulted from the March 29, 1996, merger (the "Merger") of Denwest Restaurant Corp. ("DRC") and American Family Restaurants, Inc. ("AFR"). The table below sets forth information regarding the number of restaurants that the Company has acquired, developed, converted to the Denny's concept, and closed or sold in each year since the beginning of fiscal 1992, including restaurants developed, sold, or closed by Black-eyed Pea U.S.A., Inc. ("BEP") prior to its acquisition by the Company in July 1996 (the "BEP Acquisition").

           RESTAURANTS ACQUIRED, DEVELOPED, CONVERTED, SOLD, OR CLOSED

                                        1992        1993        1994        1995        1996
                                        ----        ----        ----        ----        ----
DENNY'S RESTAURANTS:
 Number open beginning of period...       72          89         102         148         168
 Acquired .........................        3           2          40           3           0
 Developed ........................        1           4           6           8           5
 Converted from other concept .....       13           7           1          10          15
 Sold or closed ...................        0           0          (1)         (1)         (6)
                                         ---        ----        ----        ----        ----
 Number open at end of period .....       89         102         148         168         182

BLACK-EYED PEA RESTAURANTS:
 Number open beginning of period...       70          82          97         103         105
 Developed ........................       12          15           6           5           0
 Sold or closed ...................        0           0           0          (3)        (12)
                                         ---        ----        ----        ----        ----
 Number open at end of period .....       82          97         103         105          93
                                         ===        ====        ====        ====        ====
NON-BRANDED RESTAURANTS:
 Number open beginning of period...       59          43          59          56          82
 Acquired .........................        1          24           1          36           0
 Converted ........................      (13)         (7)         (1)        (10)        (15)
 Closed(1) ........................       (4)         (1)         (3)          0         (24)
 Sold .............................        0           0           0           0         (23)
                                         ---        ----        ----        ----        ----
 Number open at end of period .....       43          59          56          82          20
                                         ===        ====        ====        ====        ====

(1) Fourteen of the stores closed as of January 1, 1997 were closed for remodeling or conversion.

      In February 1997, the Company executed a letter of intent to acquire Good Eats Holding Company, which owns and operates 13 "Good Eats" family-oriented restaurants in Texas, from one of the founders of BEP and the Black-eyed Pea restaurant concept. The Company also may expand its operations to include one or more additional restaurant concepts through the acquisition of one or more restaurant chains or multiple restaurant locations. It is currently contemplated that such acquisitions would be made only if they can be integrated with the Company's existing restaurant operations and only if they would have a meaningful impact on the Company's operations.

      The following table sets forth certain information with respect to the Company's restaurants as of January 1, 1997 and plans for future restaurant activity.

                                             CURRENT RESTAURANTS                                 ANTICIPATED FUTURE ACTIVITY
                        ------------------------------------------------------------   --------------------------------------------
                                  COMPANY-OWNED RESTAURANTS                            DENNY'S    BLACK-EYED   NON-BRANDED    NON-
                        --------------------------------------------                    TO BE     PEAS TO BE      TO BE     BRANDED
                                                              CLOSED      FRANCHISED   DEVELOPED  DEVELOPED     CONVERTED    TO BE
                                   BLACK-EYED                   FOR       BLACK-EYED   THROUGH     THROUGH       THROUGH    SOLD OR
                        DENNY'S       PEA         OTHER       REMODEL        PEA       12/31/97    12/31/97      12/31/97    CLOSED
                        -------       ---         -----       -------        ---       --------    --------      --------    ------
Alabama .........          7                         2                                                               2

Arizona .........         13                                                   6           2            1

Arkansas ........          2            1

Colorado ........          8                                                  13           1

Florida .........         20                         4                         5                                     1            3

Georgia .........         14            9            1                                                               1

Idaho ...........          6

Indiana .........          5            1

Iowa ............          5

Kansas ..........          1            2

Kentucky ........         16

Louisiana .......          1                                                   1

Maryland ........                       4

Michigan ........          1                        11                                                                           11

Minnesota .......          1

Missouri ........          1            1

Nebraska ........          4

Nevada ..........          1

New Mexico ......                       2

North Carolina...          2            1                         2                                                  2

Ohio ............         21                                      3                                                  3

Oklahoma ........          3            5            1            3                                     1            4

Oregon ..........          1                                                               1

South Carolina...          2            1            1                                                               1

South Dakota ....          1

Tennessee .......          5            2

Texas ...........         27           59                         3            1                        7            3

Utah ............          8                                                               1

Virginia ........                       5                         1            3                                     1

Wisconsin .......          1

Wyoming .........          5
                         ---           --           --           --           --           -            -           --           --
                         182           93           20           12           29           5            9           18           14
                         ===           ==           ==           ==           ==           =            =           ==           ==

STRATEGY

     The Company's business strategy is to (i) continue to develop new restaurants; (ii) convert to the Denny's concept certain of its existing restaurants operating under other concepts; (iii) accelerate efforts to franchise additional Black-eyed Pea restaurants; (iv) acquire additional restaurants; and (v) enhance its operational efficiencies.

New Restaurant Development

     The Company plans to continue to develop new Denny's and Black-eyed Pea restaurants, particularly in high-growth markets where it currently operates restaurants in order to capitalize on positive demographic and traffic patterns, an existing management structure, established advertising programs, and reduced distribution costs of food and beverages. The Company currently intends to concentrate its efforts on developing additional Black-eyed Pea restaurants because of the better unit economics provided by those restaurants, and anticipates that it will develop approximately nine new Black-eyed Pea restaurants through the end of 1997. During the three-year period ended January 1, 1997, the Company developed 19 new Denny's restaurants. Sales per restaurant for those of the Company's new Denny's restaurants that operated for all of fiscal 1996 averaged $1.2 million, which exceeds the average sales per restaurant for the Company's other Denny's restaurants. The Company developed five new Denny's restaurants during fiscal 1996 and currently has two new Denny's restaurants in various stages of development. The Company anticipates that it will develop approximately five new Denny's restaurants in 1997, primarily within its current geographic territory. See Item 1, "Special Considerations - Inability to Develop or Convert Restaurants."

Conversions of Non-branded Restaurants

     The Company plans to convert most of its current non-Denny's and non-Black-eyed Pea restaurants to the Denny's concept. The Company believes that conversion to the Denny's concept contributes substantially to improved restaurant sales and restaurant operating income. Historically, the Company's cost to convert a non-Denny's restaurant to a Denny's restaurant has ranged from approximately $250,000 to $500,000, including opening costs and franchise fees. The Company estimates the cost to convert each of its Kettle restaurants to Denny's restaurants to be $350,000, including opening costs and franchise fees, but the lessors of 12 of the Company's Kettle restaurants funded up to $250,000 of these conversion costs. During fiscal 1996, the Company converted 15 restaurants to the Denny's concept. The Company anticipates that it will convert a total of 18 non-branded restaurants to the Denny's concept by the end of fiscal 1997 and intends to sell the remainder of its non-Denny's, non-Black-eyed Pea restaurants as soon as practicable.

Increased Franchising Efforts

     The Company intends to increase its efforts to expand the number of franchised Black-eyed Pea restaurants and to strengthen its franchise system. The Company currently is developing and implementing plans to identify selected high-growth markets that will be suitable locations for franchised Black-eyed Pea restaurants and to initiate a program of controlled franchise expansion. The Company intends to attract franchisees that have the experience, financial resources, and management capabilities necessary to develop and operate multiple restaurant locations in accordance with the standards of the Black-eyed Pea franchise system. The Company also intends to provide its franchisees with sufficient assistance in site selection, store design and construction, employee training, restaurant operations, purchasing, and marketing in order to ensure the success of the entire Black-eyed Pea restaurant concept.

Restaurant Acquisitions

     The Company plans to continue to acquire Denny's restaurants as well as other restaurants that it can convert to the Denny's or Black-eyed Pea concept. The Company strives to acquire restaurants when it believes it can improve their performance through better management and greater operating efficiencies or through conversion to the Denny's or Black-eyed Pea concept. The Company believes it can take advantage of its organizational and management expertise to bring improved quality and operating efficiencies to the restaurants it acquires.

     From January 1, 1994 through July 3, 1996, the Company acquired a total of 179 restaurants in 9 transactions. Of these restaurants, 43 were Denny's restaurants acquired either from Denny's, Inc. or from other Denny's franchisees and 99 were Black-eyed Pea restaurants purchased in the BEP Acquisition. These strategic acquisitions increased market share in existing marketplaces or extended geographic coverage and resulted in a decrease in administrative expenses as a percentage of sales without a proportionate cost increase. In February 1997, the Company executed a letter of intent to acquire Good Eats Holding Company, which owns and operates 13 "Good Eats" family-oriented restaurants in Texas, from one of the founders of BEP and the Black-eyed Pea restaurant concept.

Enhancement of Operating Efficiencies

     The Company intends to enhance its operating efficiencies by (i) concentrating its restaurant development, acquisitions, and franchising efforts in specific markets where it has existing restaurants, and (ii) selling or closing restaurants that are not profitable and cannot be successfully re-imaged or converted.

     Concentrating Restaurant Growth in Specific Markets. The Company currently plans to concentrate the restaurant development, acquisition, and franchising efforts described above in selected high-growth markets where it operates existing restaurants in order to capitalize on certain operating efficiencies that such concentration generally provides. The Company's experience indicates that operating multiple restaurant locations in targeted markets enables each restaurant within the market to achieve increased customer recognition and to obtain greater benefits from advertising and marketing expenditures than can be obtained by single restaurants in isolated markets. In addition, concentration of restaurants in specific markets will create economies of scale and costs savings as a result of lower overall management costs, lower costs of goods sold as a result of lower distribution costs, more efficient utilization of advertising and marketing programs, and other administrative savings. The Company believes that this strategy has been particularly successful in the core market areas for its Black-eyed Pea restaurants. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

     Sale or Closure of Certain Restaurants. Following the Merger, the Company decided to sell or close a total of two Denny's restaurants and 31 non-Denny's restaurants. The Company determined that these restaurants either could not be converted to the Denny's concept because they were situated in close proximity to an existing Denny's restaurant or had below-average unit operating results. Upon consummation of the Merger, the Company established reserves of approximately $6.0 million related to the cost of closing these restaurants. Effective as of July 3, 1996, the Company sold 23 non-branded restaurants to a former officer and director of the Company. See Item 13, "Certain Relationships and Related Transactions." The Company intends to continue to evaluate the operating results of each of its restaurants and to sell or close any underperforming restaurants that it determines it will be unable to successfully re-image or convert.

DENNY'S RESTAURANTS

     The Company currently operates 188 Denny's restaurants, representing approximately 12% of the Denny's system and making the Company the world's largest Denny's franchisee in terms of revenue and the number of restaurants operated.

Denny's, Inc.

     The Company operates its Denny's restaurants pursuant to franchise agreements with Denny's, Inc. See Item 1, "Business - Denny's Restaurants - Denny's Franchise Agreements." Denny's, Inc. is a wholly owned subsidiary of Flagstar Companies, Inc. ("Flagstar"), one of the largest restaurant companies in the United States with annualized revenue of approximately $2.7 billion. Flagstar conducts its restaurant operations through three principal chains: Denny's, the largest family-oriented, full-service restaurant chain in the United States, with more than 1,500 corporate-owned or franchised units in 49 states and six foreign countries; as the largest franchisee of Hardee's, a chain of quick-service restaurants specializing in sandwiches; and Quincy's, one of the largest chains of steakhouse restaurants in the southeastern United States. Flagstar also operates El Pollo Loco, a chain of quick-service restaurants featuring flame-broiled chicken and steak products and related Mexican food items. Flagstar recently announced that it has reached an agreement in principle with holders of certain of its outstanding indebtedness on a financial restructuring plan. See Item 1, "Special Considerations - Reliance on Denny's, Inc."

Concept

     Denny's are family-oriented, full-service restaurants, featuring a wide variety of traditional family fare. The restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service. Denny's restaurants generally are open 24 hours a day, seven days a week.

Menu and Pricing

     All Denny's restaurants throughout the United States have uniform menus with some regional and seasonal variations. Denny's restaurants serve breakfast, lunch, and dinner and also feature a "late night" menu. Breakfasts include Denny's popular "Original Grand Slam Breakfast" combinations, consisting of a variety of eggs, breakfast meats, pancakes, biscuits, muffins, and other items, as well as traditional breakfast items such as eggs, omelets, pancakes, waffles, cereals, and muffins. Lunch and dinner entrees include prime rib, roast beef, fried shrimp, fish, roast turkey, grilled or fried chicken, sirloin tips, and liver. The restaurants also offer a variety of soups, salads, sandwiches, appetizers, side orders, beverages, and desserts. Appetizers include mozzarella sticks, buffalo wings, chili, chicken strips, and quesadillas; and desserts include cakes, pies, ice cream, and sundaes. The restaurants offer free refills on coffee, soft drinks, lemonade, and tea. Special menus are available for senior citizens and children. As of January 1, 1997, the average check per customer at the Company's Denny's restaurants was $5.18.

     Since 1994, Denny's, Inc. has conducted a promotional strategy that involves the "value pricing" of several menu items and directing the marketing efforts at such items. The first and best known "valued priced" item has been the Original Grand Slam Breakfast, which consists of two eggs, two pancakes, two sausage links, and two strips of bacon that typically would sell for approximately $3.99 but currently sells for $2.99. These programs have resulted in increased costs of food and beverage as a percentage of the Company's restaurant sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." During 1996, Denny's Inc. discontinued several of these promotional programs.

Restaurant Layout

     The Company's Denny's restaurants generally operate in free-standing locations in high-traffic commercial areas. The restaurants average approximately 4,800 square feet, with an average seating capacity of 180 people. Generally, the dining areas are fully carpeted and informal in design and contain booths, tables, and counter seating. The layout of each restaurant is designed to easily accommodate both smaller groups of two and four as well as large groups of guests. All guests are greeted and seated by a host or hostess when they enter the restaurant.

Unit Economics

     The Company estimates that its total costs of developing a new Denny's restaurant currently ranges from $290,000 to $390,000, exclusive of annual operating costs and assuming that the land and buildings are obtained under a lease arrangement. These costs include approximately (i) $230,000 to $330,000 for furniture, fixtures, and equipment; (ii) $40,000 for pre-opening costs, including hiring and training costs, employee wages, and advertising; and (iii) $20,000 for the initial franchise fee. The Company estimates that its total cost of converting an acquired restaurant to the Denny's concept currently ranges from approximately $160,000 to $480,000, exclusive of annual operating costs and assuming that the land and building are obtained under a lease arrangement. These costs include approximately (a) $110,000 to $430,000 for remodelling and improvements; (b) $30,000 for pre-opening costs, including hiring costs, employee wages, and advertising; and (c) $20,000 for the initial franchise fee. The Company leases substantially all of its restaurant sites in order to minimize the costs of acquiring and developing new restaurants. The Company currently intends to lease its restaurant sites in the future. See Item 1, "Business - Financing and Leasing" and Item 2, "Properties."

Site Selection

     When evaluating whether and where to develop a new Denny's restaurant, the Company conducts an internal screening process to determine a restaurant's estimated profit potential. The Company considers the location of a restaurant to be one of the most critical elements of the restaurant's long-term success. Accordingly, the Company expends significant time and effort in the investigation and evaluation of potential restaurant sites. In conducting the site selection process, the Company primarily evaluates site characteristics (such as visibility, accessibility, and traffic volume), considers the restaurant's proximity to demand generators (such as shopping malls, lodging, and office complexes), reviews potential competition, and analyzes detailed demographic information (such as population characteristics, density, and household income levels). Because Denny's restaurants are often impulse rather than destination restaurants, the Company emphasizes visibility and high traffic patterns in its site selection and places somewhat less importance on population demographics. Senior corporate management evaluates and approves each restaurant site prior to its development. Denny's, Inc. provides site selection guidelines and criteria as well as site selection counseling and assistance and must approve sites selected by the Company.

The Denny's System

     Denny's restaurants are developed and operated pursuant to a specified system developed by Denny's, Inc. (the "Denny's System"). Denny's, Inc. prepares and maintains the detailed standards, policies, procedures, manuals, and other requirements that constitute the Denny's System in order to facilitate the consistent operation and success of all Denny's restaurants. The Denny's System includes distinctive interior and exterior designs, decors, color schemes, furnishings, and employee uniforms; uniform specifications and procedures for restaurant operations; standardized menus featuring unique recipes and menu items; procedures for inventory and management control; formal training and assistance programs; advertising and promotional programs; and special promotional items. The Denny's System includes established, detailed requirements regarding (i) the quality and uniformity of products and services offered; (ii) the purchase or lease, from suppliers approved by Denny's, Inc., of equipment, fixtures, furnishings, signs, inventory, ingredients, and other products and materials that conform with the standards and specifications of the Denny's Systems; and (iii) standards for the maintenance, improvement, and modernization of restaurants, equipment, furnishings, and decor. To ensure that the highest degree of quality and service is maintained, each franchisee must operate each Denny's restaurant in strict conformity with the methods, standards, and specifications prepared by Denny's, Inc.

Denny's Franchise Agreements

     The Company is a party to a separate franchise agreement with Denny's, Inc. for each of its Denny's restaurants (the "Denny's Franchise Agreements"). The Denny's Franchise Agreements generally require payment of an initial franchise fee and a royalty equal to 4% of weekly gross sales (as defined in the Denny's Franchise Agreements) and an advertising contribution of 2% of weekly gross sales in markets where Denny's, Inc. conducts significant institutional advertising. In markets where Denny's, Inc. does not conduct significant institutional advertising, the Denny's Franchise Agreements require the Company to pay Denny's, Inc. 0.5% of weekly gross sales and to spend an additional 1.5% of weekly gross sales on local advertising. Initial franchise fees for the Denny's restaurants operated by the Company have ranged from $0 to $35,000. The Company negotiates the initial franchise fees, which vary based upon such factors as involvement of Denny's, Inc. personnel in the training of the Company's employees and the number of Denny's restaurants being developed or acquired. Shorter development periods will result in lower initial franchise fees. The Denny's Franchise Agreements generally have a term of 20 years or the earlier expiration of the relevant building lease (including options for extensions). A Denny's Franchise Agreement may be terminated by the Company only upon the occurrence of a material breach by Denny's, Inc.

     The Denny's Franchise Agreements entitle the Company to use the "Denny's" name, trade symbols, and intellectual property, including menus, symbols, labels, and designs, to promote the restaurants and the Denny's affiliation. Denny's, Inc. also furnishes training and supervisory services for maintaining modern and efficient operation of the restaurants and helps fund a national advertising campaign. The Company generally is required to maintain a standard exterior decor and exterior signs and a consistent interior color scheme and layout at its Denny's restaurants. Each Denny's restaurant employee is required to wear a standard uniform. The Company is free to establish its own prices at its Denny's restaurants, which may differ by location and are influenced by geographic and other considerations.

     Pursuant to an agreement between the Company and Denny's, Inc., in the event that the Company is in default under the terms of its credit facility with Banque Paribas and the Company's other senior lenders, Denny's, Inc. will have the right to terminate substantially all of the Denny's Franchise Agreements. The cancellation of the Denny's Franchise Agreements as a result of a default by the Company under its credit facility would have a material adverse effect on the Company. In the event of a "change of control" of the Company, the Denny's Franchise Agreements give Denny's, Inc. the option to purchase within one year after the date of such change of control of all of the Denny's restaurants owned or operated by the Company for their fair market value. As long as the Company is a publicly held corporation, a change of control will be deemed to have occurred only if any person, entity, or group of persons (other than a group which includes Jack M. Lloyd, William J. Howard, and William G. Cox, each of whom is an officer and director of the Company, Jeffrey D. Miller, a former officer and director of the Company, or BancBoston Ventures, Inc. ("BancBoston"), a significant shareholder of the Company) acquires voting control of the Company's Board of Directors.

     Without the consent of Denny's, Inc., the Company may not directly or indirectly own, operate, control, or have any financial interest in any coffee shop or family-style restaurant business or any other business that would compete with the business of any Denny's restaurant, Denny's, Inc., or any affiliate, franchisee, or subsidiary of Denny's, Inc. (other than restaurants currently operated by the Company). For two years after the expiration or termination of a Denny's Franchise Agreement, the Company will not be permitted, without the consent of Denny's, Inc., directly or indirectly to own, operate, control, or have any financial interest in any coffee shop or family-style restaurant substantially similar to a Denny's located within a 15-mile radius of a Denny's restaurant subject to the expired or terminated agreement. These restrictions will not apply to the operation of another Denny's restaurant or the ownership of less than 5% of the publicly traded stock of any other company.

     An agreement with Denny's, Inc. and the terms of the leases for its Kettle restaurants require the Company to convert 25 Kettle restaurants operated by it to the Denny's concept prior to September 1997. As of January 1, 1997, the Company has converted 15 of the 25 Kettle restaurants to the Denny's concept. See Item 1, "Special Considerations - Reliance on Denny's, Inc.," "Special Considerations - Inability to Develop or Convert Restaurants," and "Special Considerations - Restrictions Imposed by Denny's Franchise Agreements."

Development Agreement

     In conjunction with the purchase of 13 Denny's restaurants from Denny's, Inc. in 1994, the Company entered into a development agreement (the "Development Agreement") with Denny's, Inc. The Development Agreement gives the Company the exclusive right to develop and open Denny's restaurants in specified locations (the "Territory") in Arizona, Colorado, Idaho, Kansas, Missouri, Nebraska, Texas, Utah, and Wyoming. The Development Agreement requires the Company to develop 40 new Denny's restaurants in the Territory by the end of 1997. Acquisitions of existing Denny's restaurants within the Territory and development of new restaurants outside the Territory will not satisfy the Company's obligations under the Development Agreement. Through March 21, 1997, the Company has developed a total of 21 new restaurants in the Territory and does not currently anticipate that it will develop the number of restaurants required to be developed by the end of 1997. At the request of the Company, Denny's, Inc. in the past has agreed to amend the terms of the Development Agreement so as to extend the time in which the Company was required to develop certain Denny's restaurants. There can be no assurance that Denny's, Inc. will agree to extend the development schedules in the future in the event the Company experiences any difficulty in satisfying such schedules for any reason, including a shortage of capital. See Item 1, "Special Considerations - Reliance on Denny's, Inc.," "Special Considerations - Inability to Develop or Convert Restaurants," and "Special Considerations - Restrictions Imposed by Denny's Franchise Agreements." The Company will, however, continue to be able to develop additional Denny's restaurants on a non-exclusive basis upon termination or expiration of the Development Agreement.

     During the term of the Development Agreement, Denny's, Inc. retains the right (i) to open and operate or franchise Denny's restaurants at certain non-standard locations within the Territory, such as universities, government facilities, public transportation facilities, or shopping malls; (ii) to open and operate or franchise non-standard Denny's restaurants within the Territory, such as at drug or department stores, truck stops, or hotel or motel chains; and
(iii) to open and operate or franchise others to operate Denny's restaurants located within the Territory that Denny's, Inc. acquires during the term of the Development Agreement.

BLACK-EYED PEA RESTAURANTS

Concept

     Black-eyed Pea restaurants are full-service, casual dining establishments, featuring wholesome home-style meals, including traditional favorites such as pot roast, chicken fried steak, roast turkey, vegetable dishes, and freshly baked breads and desserts. The Company believes that the emphasis of Black-eyed Pea restaurants on quality food, comfortable atmosphere, friendly service, and reasonable prices attracts a broad range of customers, including families and business people.

     Black-eyed Pea restaurants are open for lunch and dinner seven days a week, typically from 11:00 a.m. to 10:00 p.m. On average, sales before 4:30 p.m. account for approximately 44% of total sales per restaurant.

Menu

     Black-eyed Pea restaurants offer a variety of entrees accompanied by a broad selection of fresh vegetables, unlimited helpings of freshly baked breads, large servings of iced tea and soft drinks (with complimentary refills), and fruit cobblers, pies, and other freshly prepared desserts. Entrees include chicken fried steak, grilled chicken, seasoned meat loaf, pot roast with gravy, and roast turkey with dressing. Black-eyed Pea restaurants also offer a range of freshly made soups, salads, appetizers, and sandwiches. In addition to its standard menu items, Black-eyed Pea restaurants offer regular daily specials, such as chicken pot pie, fried fish, and chicken and dumplings. Vegetable offerings are an important component of the Black-eyed Pea restaurant menu. Each restaurant features a dozen vegetables daily, from which customers can make two or three selections to accompany their meals, as well as a vegetable plate entree, which consists of up to five vegetable selections. To encourage family dining, Black-eyed Pea restaurants feature a children's menu, which offers smaller portions of regular menu items, as well as special items such as peanut butter and jelly and grilled cheese sandwiches. As of January 1, 1997, the average check per customer at the Company's Black-eyed Pea restaurants was $8.10. During the same period, liquor sales accounted for approximately 2.5% of total revenue of Black-eyed Pea restaurants.

     Each Black-eyed Pea restaurant has a full-service kitchen, which gives it the flexibility to prepare daily and seasonal specials and to otherwise expand its food offerings. The Company regularly reviews and revises the existing Black-eyed Pea restaurant menu and conducts consumer tests of new menu items in order to improve the quality and breadth of food offerings and encourage repeat business. The Company maintains a test kitchen facility, which includes a full Black-eyed Pea restaurant cookline, for use in its product development efforts.

Restaurant Layout

     The distinctive, turn-of-the-century "General Store" appearance of Black-eyed Pea restaurants is designed to create a casual and comfortable dining atmosphere, which appeals to their broad customer base, including families. The focal point of each Black-eyed Pea restaurant is a mural depicting the history of the area in which the restaurant is located. Restaurant interiors are decorated with quilts, canned goods, toys, antique farm tools and cooking utensils which line the walls and shelves. Most Black-eyed Pea restaurants have booth and table seating as well as a small lunch counter/bar on one side of the dining room, which also provides take-out service.

     Black-eyed Pea restaurants generally range in size from approximately 4,000 square feet to 6,000 square feet and have dining room seating for 160 to 210 customers and counter/bar seating for approximately 10 additional guests. The Company's current prototype restaurant is approximately 5,400 square feet and has dining room seating for approximately 200 customers plus counter/bar seating for approximately 10 customers.

Unit Economics

     The Company estimates that its total costs of developing a new Black-eyed Pea restaurant currently ranges from $385,000 to $435,000, exclusive of annual operating costs and assuming that the land and buildings are obtained under a lease arrangement. These costs include approximately (i) $300,000 to $350,000 for furniture, fixtures, and equipment; (ii) $50,000 for pre-opening costs, including hiring and training costs, employee wages, and advertising; and (iii) $30,000 for the initial franchise fee in the case of franchisees. The Company currently plans to lease substantially all of its new Black-eyed Pea restaurant sites in order to minimize the costs of developing new restaurants. See Item 1, "Business - Financing and Leasing" and Item 2, "Properties."

Site Selection

     The Company believes that proper site selection is critical to maximizing the success of a particular Black-eyed Pea restaurant and, therefore, senior management devotes significant time and resources in selecting and evaluating each prospective site. A variety of factors are analyzed in the site selection process, including local market demographics, acquisition cost, site visibility and accessibility, and proximity to significant generators of potential customers such as major retailers, retail centers, office complexes, hotels and entertainment centers. In most instances, the Company prefers the stand-alone Black-eyed Pea prototype because it enhances the restaurant's visibility and customer access.

Franchises

     As of January 1, 1997, the Company had seven Black-eyed Pea franchisees or licensees operating 29 restaurants in 6 states. The Company plans to accelerate its efforts to franchise additional Black-eyed Pea restaurants. See Item 1, "Business - Strategy - Increased Franchising Efforts."

     The Company has typically offered development agreements to franchisees for construction of one or more restaurants over a defined period of time within a specific geographic area. Under the current form of development agreement, a franchisee is required to pay, at the time the agreement is signed, a nonrefundable fee of $5,000 per restaurant committed to be developed. The Company's current development agreement also requires franchisees to pay a franchise fee of $30,000 per restaurant upon signing a franchise agreement for a specific location before construction begins. The Company's current form of franchise agreement has a 15 year initial term with certain renewal rights and provisions for payment to the Company of royalties equal to 3.5% of gross sales and advertising fees and required marketing expenditures of up to 2.75% of gross sales. The Company requires each franchisee to have an approved full-time principal operator who is responsible for the supervision and operation of the franchise.

OTHER RESTAURANTS

     In addition to its Denny's and Black-eyed Pea restaurants, the Company currently operates 20 other restaurants. Of these restaurants, six operate under the name "Kettle," 11 under the name "Mr. Fable's," and three operate under other concepts. The operations of these restaurants are substantially similar to those of the Company's Denny's restaurants. These restaurants generally feature family-oriented dining with full table service. Menu items vary slightly among these restaurants, but they generally offer moderately priced items, such as hamburgers, sandwiches, chicken, steaks, seafood and breakfast items.

     The terms of the August 1995 license agreement, leases, and subleases pursuant to which the Company acquired the right to operate a total of 25 restaurants under the "Kettle" family-style restaurant concept as well as an agreement with Denny's, Inc. require the Company to convert these restaurants to the Denny's concept by September 1997. Since August 1995, the Company has converted 15 of these 25 Kettle restaurants to the Denny's concept and plans to convert the remainder as soon as practicable. Pursuant to the terms of the license agreement, the Company will not be required to pay franchise fees to Kettle Restaurants, Inc. as the franchisor of the Kettle restaurant concept during the conversion period. Historically, the annual revenue from Kettle restaurants averages $580,000 per restaurant, compared with average revenue of $985,000 for the Denny's restaurants currently operated by the Company. The Company believes that the costs of these leases and subleases are on as favorable a basis as the lease costs of similar Denny's restaurants. However, the costs of these leases may result in unfavorable operating results until the restaurants are converted to the Denny's concept and additional anticipated revenue is realized.

     Effective as of July 3, 1996, the Company sold the assets related to 23 restaurants operated under the "Ike's" and "Jerry's" trade names to a former officer and director of the Company. The restaurants were located in Illinois, Indiana, Kentucky, and Ohio. See Item 13, "Certain Relationships and Related Transactions." The Company intends to sell, close, or convert to the Denny's concept the remainder of its non-Denny's, non-Black-eyed Pea restaurants as soon as practicable.

EXPANSION OF OPERATIONS

     The Company has implemented an aggressive growth plan in its target geographic markets based upon growth through the development of new Denny's and Black-eyed Pea restaurants, acquisitions of existing Denny's restaurants, franchising of additional Black-eyed Pea restaurants, and acquisitions of other family-style restaurants that can be converted to the Denny's or Black-eyed Pea concept. This growth plan emphasizes a continued focus on restaurant locations and operations. The Company's current target geographic market ranges from the southeastern and midwestern United States west to Arizona, Nevada, and Idaho. Many of the states within the target market, such as Arizona, Colorado, Florida, Georgia, Idaho, Nevada, Texas, and Utah, are among the fastest growing states in the United States. Before developing or acquiring any restaurants in a particular location within its target market, the Company evaluates factors such as the size of the market area, demographic and population trends, competition, and the availability and cost of suitable restaurant locations. See Item 1, "Business - Denny's Restaurants - Site Selection" and "Business - Black-eyed Pea Restaurants - Site Selection."

     The Company believes it is able to achieve significant cost savings when it incorporates newly developed or acquired restaurants into its operations by taking advantage of certain economies of scale associated with administrative overhead and management personnel and systems. As a result, the Company believes that its corporate infrastructure enables it to eliminate administrative and managerial redundancies and to reduce the overall operating costs on a per-restaurant basis. Historically, the Company generally has been able to increase sales volume at acquired or converted restaurants through remodeling and improved service. The Company intends to continue developing and acquiring additional restaurants in order to enhance its presence in its target markets, to establish the necessary base from which it can further penetrate these markets, and to capitalize on purchasing, advertising, managerial, administrative, and other efficiencies that result from the concentration of restaurants in specific markets.

Restaurant Development

     Since 1986, the Company has developed and opened more Denny's restaurants than either Denny's, Inc. or any other franchisee. In the three and one-half year period prior to the BEP Acquisition, BEP developed 11 and franchised four Black-eyed Pea restaurants. The Company plans to accelerate the development and franchising of Black-eyed Pea restaurants.

     In 1994, the Company entered into the Development Agreement with Denny's, Inc. under which it has the exclusive right to develop an additional 40 new Denny's restaurants in specified locations by the end of 1997. See Item 1, "Business - Denny's Restaurants - Development Agreement." Although the Company does not currently anticipate that it will develop all of the 40 new Denny's restaurants required to be developed under the Development Agreement by the end of 1997, the Company will continue to be able to develop additional Denny's restaurants on a non-exclusive basis upon termination or expiration of the Development Agreement. The specific time frame in which the Company is able to develop new Denny's and Black-eyed Pea restaurants will be determined by the Company's success in identifying suitable sites; obtaining financing for construction, tenant improvements, furniture, fixtures, and equipment; negotiating acceptable lease or purchase terms; securing the appropriate governmental permits and approvals (including those relating to zoning, environmental, health, and liquor licenses); managing restaurant construction; and recruiting and training qualified personnel. There can be no assurance as to the number of new restaurants that the Company will be able to open or the ultimate success of any such restaurants. The development of new restaurants also may be affected by increased construction costs and delays resulting from governmental regulatory approvals, strikes or work stoppages, and adverse weather conditions. Newly developed restaurants may operate at a loss for a period following their initial opening. The length of this period will depend upon a number of factors, including the time of year the facility is opened, sales volume, and the Company's ability to control costs. There can be no assurance that the Company will be successful in achieving its expansion goals through the opening of additional restaurants or that any additional restaurants that are opened will be profitable.


Restaurant Acquisitions

     The Company actively evaluates the opportunities to acquire additional Denny's restaurants or franchise rights from Denny's, Inc. or other Denny's franchisees and to acquire other family-style restaurants that can be converted to the Denny's or Black-eyed Pea concept. The Company also actively evaluates opportunities to acquire other restaurant concepts that it can operate profitably by integrating the acquired restaurants with the Company's existing operations. The Company evaluates such opportunities based on numerous factors, including location, operating history, future potential, acquisition price, and the terms and availability of financing for such restaurants or additional franchise rights. The acquisition of any such existing restaurants or additional franchise rights may require the approval of Denny's, Inc. and the Company's lenders. There can no be assurance that the Company will be able to acquire additional operating Denny's restaurants, or other restaurants that are suitable for conversion to Denny's or Black-eyed Pea restaurants, or that any such restaurants that are acquired will be profitable to the Company.

Restaurant Conversions

     The Company, primarily through AFR, historically has acquired and operated non-branded restaurants. During the past several years, most of these restaurants have been sold, closed, or converted to the Denny's concept. As of March 21, 1997, the Company has converted 52 non-branded restaurants to the Denny's concept, including 21 that have been converted since December 27, 1995. For the 31 restaurants converted prior to the beginning of fiscal 1996, restaurant sales for the 12-month period following conversion averaged $882,000 per restaurant, an increase of 61% over average sales of $548,000 per restaurant for the 12-month period ended December 27, 1995. Operating income at these restaurants (excluding depreciation and amortization) for the 12- month period prior to conversion averaged $91,000, or 16.6% of sales, per restaurant as compared with $196,000, or 22.2% of sales, per restaurant for the 12-month period ended January 1, 1997. Sales and operating results at restaurants that have been converted after December 27, 1995 have exceeded these increases. There can be no assurance, however, that the improved operating results at these restaurants will continue in the future. The Company currently is in the process of converting six of its restaurants to the Denny's concept and intends to convert most of its remaining non-Denny's, non-Black-eyed Pea restaurants to the Denny's concept within the next 12-months. The Company is a party to agreements obligating it to convert 25 restaurants operated under the "Kettle" trade name to the Denny's concept by September 1997. As of March 21, 1997, the Company has converted 15 of the 25 Kettle restaurants to the Denny's concept.

RESTAURANT OPERATIONS

Management Services

     The Company believes that successful execution of basic restaurant operations is essential to achieve and maintain a high level of customer satisfaction in order to enhance the Company's success and future growth. Therefore, the Company devotes significant efforts to ensure that all of its restaurants offer quality food and service. The Company maintains standards for the preparation and service of quality food, the maintenance and repair of restaurant facilitates, and the appearance and conduct of employees.

     Once a restaurant is integrated into its operations, the Company provides a variety of corporate services to assure the operational success of the restaurant and the proper execution of standards required by the Company for all of its restaurants and by Denny's, Inc. in the case of its Denny's restaurants. The Company's executive management continually monitors restaurant operations; maintains management controls; inspects individual restaurants to assure the quality of products and services and the maintenance of facilities; develops employee programs for efficient staffing, motivation, compensation, and career advancement; institutes procedures to enhance efficiency and reduce costs; and provides centralized support systems.

     The Company also maintains quality assurance procedures designed to ensure compliance with the high quality of products and services mandated by it and by Denny's, Inc. in the case of its Denny's restaurants. Company personnel make unannounced visits to its restaurants to evaluate the facilities, products, employees, and services. The Company believes that its quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the Company's standards and those mandated by Denny's, Inc. in the case of its Denny's restaurants.

     The Company's district and restaurant management personnel are responsible for the maintenance of the operational standards of its Denny's restaurants as specified by Denny's, Inc. District managers are responsible for the six to eight restaurants within their district. Restaurant managers are responsible for day-to-day operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. As required by Denny's, Inc., the Company staffs each of its Denny's restaurants with an on-site general manager, two assistant managers, and 20 to 50 full-time or part-time hourly employees.

     Responsibility for managing the operations of Black-eyed Pea restaurants is currently shared by two operations managers. The Black-eyed Pea restaurant system has three regional managers who report to their respective operations managers. Each regional manager is responsible for five to eight districts, each of which is in turn managed by a district supervisor. Most district supervisors are responsible for six or seven restaurant locations. The management staff of a typical Black-eyed Pea restaurant consists of a general manager, an assistant general manager, and one or two assistant managers. Each Black-eyed Pea restaurant employs approximately 60 persons.

Training

     The Company seeks to attract and retain high-quality individuals with prior restaurant experience for restaurant management positions. The Company believes that the training of its management and other restaurant employees is important to its ability to maintain the quality and consistency of its food and service and to develop the personnel necessary to achieve its expansion plans. Newly hired employees are reviewed at regular intervals during their first year, and all restaurant personnel receive annual performance reviews. The Company generally seeks to promote existing employees to fill restaurant management positions.

     As the only Denny's franchisee authorized to train its own restaurant management personnel, the Company maintains a comprehensive training program that provides all instructors, facilities, and required training materials necessary to train its Denny's restaurant managers and other restaurant management personnel. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, customer interaction, operating standards, cost control techniques, accounting procedures, employee selection and training, risk management, and the skills required to perform all duties necessary for restaurant operations. New managers work closely with experienced managers and district managers to solidify their skills and expertise. The Company designates certain experienced employees as "Certified Trainers" who are responsible for training newly hired Denny's restaurant employees. The Company's district managers and general managers regularly participate in on-going training efforts. By training its own management personnel and opening its own restaurants, the Company reduces its initial franchise fee per Denny's restaurant from $35,000 to $20,000.

     In the case of its Black-eyed Pea restaurants, the Company requires each restaurant management employee to participate in a training program at designated training restaurants. The restaurant management training program utilizes manuals, tests and a scheduled evaluation process. In addition, the Company has developed procedures for coordinating and overseeing the opening of new Black-eyed Pea restaurants in order to maintain quality and consistency of food and service. Special training teams are on hand at new locations, generally for a period of one week before and one week after each restaurant opens.

Maintenance and Improvement of Restaurants

     The Company maintains its Denny's and Black-eyed Pea restaurants and all associated fixtures, furnishings, and equipment in conformity with the Denny's System and the Black-eyed Pea concept, respectively. The Company also makes necessary additions, alterations, repairs, and replacements to its restaurants, such as periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor, including those required by Denny's, Inc. in the case of its Denny's restaurants. The Company may be required, subject to certain limitations, to modernize its Denny's restaurants to the then-current standards and specifications of Denny's, Inc.

Management Information Systems

     The Company maintains a centralized, computerized accounting system for financial controls and reporting functions for all of its Denny's and Black-eyed Pea restaurants. The Company has a point-of-sale reporting system installed in each of its Denny's and Black-eyed Pea restaurants, which provide sales mix information, labor scheduling functions, and weekly close-out processes. Restaurants managers submit weekly reports on sales volume and mix, customer counts, and labor costs to the Company's corporate management. Each Denny's restaurant maintains "par stock" inventory levels and the restaurant manager takes monthly physical inventories of all food, beverage, and supply items. The Company's accounting department prepares monthly profit and loss statements, which operational managers review and compare with the Company's prepared budgets.

FINANCING AND LEASING

     It is the Company's current strategy to lease, rather than own, the land and buildings associated with the operations of its restaurants. Historically, the Company has entered into sale-leaseback transactions or joint ventures under which the financing company purchases the identified parcel of land and funds the costs of the restaurant construction, excluding the initial franchise fee, equipment costs, and restaurant preopening expenses. The financing company then leases the restaurant property back to the Company for up to 30 years, including renewal option periods, under terms of a triple-net lease. Initial rental rates under these leases generally range from 10% to 12% of the financing company's investment in land, improvements, and construction costs. The initial rate typically is subject to rent increases of 10% every five years. The leases also require the Company to pay additional rent based upon the gross sales of the restaurant.

     The Company's ability to effect its new restaurant development strategy will depend on the availability of additional sale-leaseback financing on terms and conditions that the Company believes are appropriate for the risk of the development. During 1996, the Company completed a sale and lease transaction with FFCA Acquisition Corporation and other entities in connection with the BEP Acquisition. See Item 2, "Properties" and Item 13, "Certain Relationships and Related Transactions." In addition, the Company currently has a commitment from CNL to provide $20.0 million of sale-leaseback financing through 1997. The commitment is subject to various terms and conditions and provides for an initial rate of 10.625% on the financing company's investment in land, improvements, and construction costs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The inability of the Company to secure sufficient additional sale-leaseback financing in the future could have a significant impact on its ability to acquire or develop new restaurants.

     The Company and CNL currently are parties to three joint venture agreements for the purpose of acquiring, developing, owning, and operating a total of 16 restaurants. The Company and CNL each has a 50% interest in each of the joint ventures. The Company is responsible for day-to-day operations of the restaurants owned by each joint venture, and CNL pays the Company a management fee of approximately 3.5% of sales for its services. Under the terms of the joint ventures, CNL contributed 100% of the initial capital required for land, building, and site development costs, and a subsidiary of CNL contributed 100% of the capital required to equip the restaurants, acquire the franchises, train the staff, stock the inventory, and open the restaurants. On a quarterly basis, each of the joint ventures distributes to CNL that amount of its cash flows available for distribution equal to a 20% annual, non-compounded, cumulative distribution on CNL's initial capital contributions plus all additional capital contributions. If any cash flows remain available for distribution, each of the joint ventures next distributes to the Company the amount necessary to provide the Company with distributions up to the amount received by CNL, except that the distributions to the Company in any fiscal year will not exceed the sum which would equal a 20% annual, non-compounded, non-cumulative distribution on CNL's capital contributions.

     The Company entered into its $65.0 million credit facility with Banque Paribas, as agent, and the Company's other senior lenders in connection with the Merger and the BEP Acquisition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility." Reference is made to Item 2, "Properties" and Item 13, "Certain Relationships and Related Transactions" for additional information regarding sale and lease transactions in connection with the BEP Acquisition.

EQUIPMENT, FOOD PRODUCTS, AND OTHER SUPPLIES

     The Company's ability to maintain consistent quality throughout its Denny's restaurants depends in part upon its ability to acquire from reliable sources the equipment, food products, and related items necessary to meet the standards set by Denny's, Inc. The Company believes the maintenance of this uniformity and consistency enables it to capitalize on the name recognition and goodwill associated with Denny's restaurants. As a result, the Company leases or purchases all fixtures, furnishings, equipment, signs, food products, supplies, inventory, and other products and materials required for the development and operation of its Denny's restaurants from suppliers approved by Denny's, Inc. In order to be approved as a supplier, a prospective supplier must demonstrate to the reasonable satisfaction of Denny's, Inc. its ability to meet the then-current standards and specifications of Denny's, Inc. for such items, must possess adequate quality controls, and must possess the capacity to provide supplies promptly and reliably. Although the Company is not required to acquire its equipment or supplies from any specified supplier, it must obtain the approval of Denny's, Inc. before purchasing or leasing any items from an unapproved supplier.

     The Company's Denny's restaurants operate on a par stock system, which is a system that enables restaurant managers to place weekly inventory orders based on historical sales volumes, thereby focusing on customer service rather than on purchasing decisions. The Company purchases most of its food inventory for its Denny's restaurants from a single supplier that specializes in providing food products to Denny's franchisees. The Company believes that its purchases from this supplier enable the Company to maintain a high level of quality consistent with Denny's restaurants, to realize convenience and dependability in the receipt of its supplies, to avoid the costs of maintaining a large purchasing department, large inventories, and product warehouses, and to attain cost advantages as a result of volume purchases. The Company does not have a supply agreement or other contractual arrangement with its primary supplier and effects purchases through purchase orders. The Company believes that food goods could be readily purchased from a large number of vendors throughout its regions of operation in the event that it is unable to purchase sufficient inventory from its primary supplier. Each of the Company's Denny's restaurants purchases dairy, bakery, and produce goods from approved local vendors.

     With respect to its Black-eyed Pea restaurants, the Company strives to obtain supplies of a high and consistent quality at competitive prices from reliable sources. The Company negotiates directly with food manufacturers for the majority of its purchases and with local suppliers for fresh produce, dairy, and meat products. In addition, the Company contracts with a centralized distribution company to store and deliver substantially all of the products and supplies it purchases (other than fresh produce, meat and dairy products). The Company offers its Black-eyed Pea franchisees the option to participate in its purchasing and distribution program. Franchisees may purchase products and supplies from other sources as long as the products meet Company specifications.

ADVERTISING AND MARKETING

     As generally required under the terms of the Denny's Franchise Agreements, the Company contributes 2% of its Denny's restaurant sales to an advertising and marketing fund controlled by Denny's, Inc. Denny's, Inc. uses this fund primarily to develop system-wide advertising, sale promotions, and marketing materials and programs. The Denny's Franchise Agreements prohibit franchisees, including the Company, from conducting any local, regional, or national advertising without the prior written consent of Denny's, Inc. From time to time, Denny's, Inc. may establish advertising cooperatives for geographic areas not covered by existing advertising campaigns. In the event that the Company participates in such a cooperative, any contribution that it makes to a cooperative is in addition to the 2% of gross sales that the Company is required to contribute to Denny's, Inc. Cooperatives have recently been established in several of the Company's markets. The Company anticipates that these cooperatives will be efficient, economical methods of increasing sales through more effective regional or local advertising.

     The Company uses television, radio and print advertising, and special promotions to increase the traffic and sales at its Black-eyed Pea restaurants. The Company's strategy is to develop a sufficient number of Black-eyed Pea restaurants in its markets to permit the cost-effective use of television and radio advertising. The Company's advertising campaigns are designed to communicate the distinctive aspects of the Black-eyed Pea concept and are targeted to appeal to its customer base. The Company employs a full-time vice president of marketing and a full-time marketing director who plan, develop, and implement advertising campaigns for its Black-eyed Pea restaurants. The Company also uses full service advertising agencies. During BEP's last fiscal year, expenditures for Black-eyed Pea advertising (including local promotions) were approximately 4.6% of Black-eyed Pea restaurant sales.

GOVERNMENT REGULATION

     The restaurant business is subject to extensive federal, state, and local government regulation relating to the development and operation of restaurants. Each of the Company's restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, and fire and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, the Company is subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for constructing new restaurants. Delays in obtaining, or denials of, revocation of, or temporary suspension of, necessary licenses or approvals could have a material adverse impact upon the Company's development or acquisition of restaurants or the Company's operations generally. The Company also is subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate, such as the increase enacted during 1996, changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect the Company. In addition, the Company is subject to the Americans with Disabilities Act of 1990 which, among other things, may require certain installations in new restaurants or renovations to its existing restaurants to meet federally mandated requirements.

     Sales of alcoholic beverages comprised less than 1% and 2.5%, respectively, of restaurant sales in its Denny's restaurants and Black-eyed Pea restaurants during their last fiscal year. The sale of alcoholic beverages is subject to extensive regulations. The Company may be subject to "dram-shop" statues, which generally provide an individual injured by an intoxicated person the right to recover damages from the establishment that wrongfully served alcoholic beverages to that person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been a defendant in a lawsuit involving "dram-shop" statues.

     The Company is subject to Federal Trade Commission ("FTC") regulations and state laws which regulate the offer and sale of Black-eyed Pea restaurant franchises. The Company also is subject to state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective Black-eyed Pea franchisees a franchise offering circular containing prescribed information. A number of states in which the Company offers Black-eyed Pea franchises also regulate the offer and sale of franchises and require registration of the franchise offering with state authorities. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and bills have been introduced in Congress and in a number of state legislatures from time to time (some of which are now pending) which would provide for federal and state regulation of the franchisor-franchisee relationship in certain respects. Certain of such laws may restrict the Company's ability to terminate the franchise agreements for its franchised Black-eyed Pea restaurants, although these provisions have not had a significant effect on the Company's operations to date.

TRADEMARKS

     The Company licenses the right to use the "Denny's" trademark directly from Denny's, Inc. The Company believes that the continued right to use the "Denny's" trademark is important to its success. The Company has registered a number of service marks, including the names "Black-eyed Pea" and the slogan "Home Cookin' Worth Going Out For," with the United States Patent and Trademark Office and in various states in connection with its Black-eyed Pea operations. The Company regards these service marks as having significant value and being an important factor in the marketing of its restaurants. The Company also owns or licenses the right to use certain other trademarks that it does not consider important to its success.

COMPETITION

     The restaurant industry is highly competitive with respect to price, service, and food type and quality. In addition, restaurants compete for the availability of restaurant personnel and managers. The Company's restaurants compete with a large number of other restaurants, including national and regional restaurant chains and franchised restaurant systems, many of which have greater financial resources, more experience, and longer operating histories than the Company, as well as with locally owned independent restaurants. Changes in factors such as consumer tastes, local, regional, or national economic conditions, demographic trends, traffic patterns, cost and availability of food products or labor, inflation, and purchasing power of consumers also could have a material adverse effect on the Company's operations.

     The Company's restaurants also compete with various types of food businesses, as well as other businesses, for restaurant locations. The Company believes that site selection is one of the most crucial decisions required in connection with the development of restaurants. As a result of the presence of competing restaurants in the

Company's target markets, the Company devotes great attention to obtaining what it believes will be premium locations for new restaurants, although no assurances can be given that it will be successful in this regard.

     As part of the nation's largest family-oriented, full-service restaurant chain, the Company's Denny's restaurants compete primarily with regional restaurant chains such as International House of Pancakes, Big Boy, Shoney's, Friendly's, and Perkins. The Company's Black-eyed Pea restaurants compete in both the casual mid-scale dining segment and the family dining segment. Competitors include Applebee's and Chili's.

INSURANCE

     The Company maintains general liability and property insurance and an umbrella and excess liability policy in amounts it considers adequate and customary for businesses of its kind. There can be no assurance, however, that future claims will not exceed insurance coverage.

EMPLOYEES

     At March 21, 1997, the Company had approximately 16,000 employees, of whom approximately 110 were corporate personnel, approximately 900 were restaurant management personnel, and the remainder were hourly personnel. The Company is not a party to any collective bargaining agreement. The Company believes that its relationship with its employees is good.

     Each of the Company's typical Denny's restaurants has approximately 50 employees, including approximately 20 kitchen personnel and 30 service personnel. Each of the Company's typical Black-eyed Pea restaurants employs approximately 60 persons. Many of the Company's employees work part-time. Restaurant personnel, other than regional, district and restaurant managers, are paid on an hourly basis. Hourly rates vary according to geographical location, generally ranging from $5.00 to $6.00 an hour for kitchen personnel. The Company generally pays service personnel the applicable minimum wage plus tips.

                            SPECIAL CONSIDERATIONS

     The following factors, in addition to those discussed elsewhere in this Report, should be considered carefully in evaluating the Company and its business.

NO ASSURANCE OF PROFITABILITY

     The Company's ability to generate operating profits will depend upon the nature and extent of any future developments, acquisitions, and conversions of restaurants; the Company's capital resources; the success of its franchising of Black-eyed Pea restaurants; general economic and demographic conditions; and the Company's ability to refinance, restructure, or repay its outstanding indebtedness. There can be no assurance that the Company will be profitable in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH BUSINESS STRATEGY

     The Company intends to pursue a strategy of growth primarily through the development of new Denny's and Black-eyed Pea restaurants, the acquisition of existing Denny's restaurants, the franchising of additional Black-eyed Pea restaurants, the acquisition and conversion to the Denny's or Black-eyed Pea concepts of restaurants operating under other restaurant concepts, the conversion of certain existing restaurants to the Denny's or Black-eyed Pea concepts, and the expansion of its operations to include one or more additional restaurant concepts. There can be no assurance that the Company will be successful in developing new restaurants or acquiring existing restaurants on acceptable terms and conditions, that its operations can be expanded to include other restaurant concepts, that any additional restaurants it develops or acquires will be effectively and profitably managed and integrated into its operations, that it will be able to effect its contemplated conversions, or that any restaurants that it develops, acquires, or converts will operate profitably. The execution of the Company's strategy will require the availability of substantial funds. These funds historically have been provided by sale-leaseback financing arrangements, and the Company currently has in place commitments for approximately $20.0 million of sale-leaseback financing through 1997. There can be no assurance, however, that adequate financing will continue to be available on terms acceptable to the Company. See Item 1, "Special Considerations - Significant Borrowings and Future Financings."

     Unforeseen expenses, difficulties, and delays frequently encountered in connection with the rapid expansion of operations also could hinder the Company from executing its business strategy. The magnitude, timing, and nature of future restaurant developments, acquisitions, and conversions will depend upon various factors, including the availability of suitable sites, the ability to negotiate suitable terms, the Company's financial resources, the availability of restaurant management and other personnel, the ability to obtain any required consents from Denny's, Inc. or the Company's lenders for such developments, acquisitions, and conversions, and general economic and business conditions. Many of these factors will be beyond the control of the Company.

EXPANSION OF OPERATIONS

     The Company's operations have expanded significantly since 1990. The Company's success in the future will depend on its ability to expand the number of its restaurants either through increasing the number of its Denny's and BEP restaurants or expanding its operations to include one or more additional restaurant concepts, or both, and to operate and manage successfully its growing operations. The Company's ability to expand successfully will depend upon a number of factors, including the availability and cost of suitable restaurant locations for development; the availability of restaurant acquisition opportunities; the hiring, training, and retaining of additional management and restaurant personnel; the availability of adequate financing; the continued development and implementation of management information systems; and competitive factors. Although the Company has entered into a letter of intent to acquire 13 Good Eats restaurants, there can be no assurance that the Company will be able to consummate that acquisition or any other acquisitions that it may consider in the future.

     The rate at which the Company will be able to increase the number of restaurants it operates will vary depending upon whether the Company acquires existing restaurants or develops new restaurants. The acquisition of existing restaurants will depend upon the Company's ability to identify and acquire restaurants on satisfactory terms and conditions. The opening of new restaurants will depend upon the Company's ability to locate suitable sites in terms of favorable population characteristics, density and household income levels, visibility, accessibility and traffic volume, proximity to demand generators (including shopping malls, lodging, and office complexes) and potential competition; to obtain financing for construction, tenant improvements, furniture, fixtures, and equipment; to negotiate acceptable leases or terms of purchase; to secure liquor licenses and zoning, environmental, health and similar regulatory approvals; to recruit and train qualified personnel; and to manage successfully the rate of expansion and expanded operations. The opening of new restaurants also may be affected by increased construction costs and delays resulting from governmental regulatory approvals, strikes or work stoppages, adverse weather conditions, and various acts of God. Newly opened restaurants may operate at a loss for a period following their initial opening. The length of this period will depend upon a number of factors, including the time of year the restaurant is opened, sales volume, and the Company's ability to control costs. There can be no assurance that the Company will be successful in achieving its expansion goals through development or acquisition of additional restaurants or that any additional restaurants that are developed or acquired will be profitable.

SIGNIFICANT BORROWINGS AND FUTURE FINANCINGS

     The development of new restaurants, the acquisition of existing restaurants, and the conversion and re-imaging of restaurants requires funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and additional expenditures. See
Item 1, "Business - Denny's Restaurants

- Unit Economics" and "Business - Black-eyed Pea Restaurants - Unit Economics." The Company has incurred substantial indebtedness to effect its restaurant developments, acquisitions, conversions, and re-imagings to date, and the Company may incur substantial additional indebtedness in the future in order to implement its business plan and growth strategy. The Company had long-term debt of $39.8 million, subordinated notes of $30.1 million, obligations under capital leases aggregating $24.2 million, and a working capital deficit of $33.0 million as of January 1, 1997.

     The Company may seek additional equity or debt financing in the future to provide funds to develop, acquire, convert, and re-image restaurants. In addition, the Company currently intends to raise sufficient capital, either through the sale of equity or by incurring replacement indebtedness, to enable it to retire its 12% Subordinated Notes due 2002 in the principal amount of $15,000,000 (the "BEP Purchase Note") and to redeem the related warrants (the "BEP Warrants"), each of which were issued to the seller of BEP, prior to the date on which the BEP Warrants become exercisable on October 1, 1997, and to retire its Series B 13% Subordinated Notes due 2003 in the principal amount of $18,250,000 (the "Series B Notes") prior to the date on which the related Series B Warrants become exercisable on March 29, 1999. There can be no assurance that such financing will be available or will be available on satisfactory terms; that the Company will be able to develop or acquire new restaurants, to convert existing restaurants to the Denny's or Black-eyed Pea concepts, or to otherwise expand its restaurant operations; that the Company will be able to refinance, restructure, or satisfy its obligations as they become due; or that the Company will be able to retire its BEP Purchase Note and Series B Notes before the related BEP Warrants and Series B Warrants are exercised. See Item
1, "Special Considerations - Expansion of Operations" and "Special Considerations - Inability to Develop or Convert Restaurants." While debt financing enables the Company to add more restaurants than it would otherwise be able to do, expenses are increased by such financing and such financing must be repaid by the Company regardless of the Company's operating results. Future equity financings could result in dilution to shareholders.

RELIANCE ON DENNY'S, INC.

     The Company currently operates 188 Denny's restaurants as a Denny's franchisee. As a result of the nature of franchising and the Company's franchise agreements with Denny's, Inc., the long-term success of the Company depends, to a significant extent, on the continued vitality of the Denny's restaurant concept and the overall success of the Denny's system; the ability of Denny's, Inc. to identify and react to new trends in the restaurant industry, including the development of popular menu items; the ability of Denny's Inc. to develop and pursue appropriate marketing strategies in order to maintain and enhance the name recognition, reputation, and market perception of Denny's restaurants; the goodwill associated with the Denny's trademark; the quality, consistency, and management of the overall Denny's system; and the successful operation of Denny's restaurants owned by Denny's, Inc. and other Denny's franchisees. Any business reversals that may be encountered by Denny's, Inc., a failure by Denny's, Inc. to promote the Denny's name or restaurant concept, the inability or failure of Denny's, Inc. to support its franchisees, including the Company, or the failure to operate successfully the Denny's restaurants that Denny's, Inc. itself owns could have a material adverse effect on the Company. In this regard, Flagstar Companies, Inc., which owns Denny's, Inc., has been experiencing financial difficulties and recently announced that it has reached an agreement in principle with holders of certain of its outstanding indebtedness on a financial restructuring plan. Any financial reversals or illiquidity on the part of Flagstar could have a material adverse effect on Denny's, Inc. The Company has no control over the management or operation of Denny's, Inc. or other Denny's franchisees. Negative publicity with respect to Denny's, Inc. or the Denny's name could adversely affect the Company. For example, the Company experienced a decline in traffic and restaurant sales in certain of its Denny's restaurants as a result of the negative publicity that arose in 1993 relating to claims of alleged racial discrimination against customers in certain Denny's, Inc. restaurants and a subsequent investigation of such claims by the United States Department of Justice.

INABILITY TO DEVELOP OR CONVERT RESTAURANTS

     The Company intends to develop new Denny's and Black-eyed Pea restaurants and to convert to the Denny's concept certain restaurants that it currently owns or that it may acquire in the future. See Item 1, "Business - Strategy" and "Business - Expansion of Operations." The Company's ability to develop new Denny's and Black-eyed Pea restaurants will depend upon numerous factors, particularly the Company's ability to identify suitable sites, obtain adequate financing on acceptable terms, and other factors over which the Company may have little or no control. There can be no assurance that the Company will be able to secure sufficient restaurant sites that it deems to be suitable or to develop Denny's or Black-eyed Pea restaurants on such sites on terms and conditions it considers favorable in order to meet its growth objectives or to satisfy the requirements of the Development Agreement described below.

     The Company and Denny's, Inc. currently are parties to the Development Agreement that gives the Company the exclusive right to develop and open a total of 40 Denny's restaurants in specified locations during the period ending December 31, 1997. See Item 1, "Business - Denny's Restaurants - Development Agreement." The acquisition of existing Denny's restaurants or the conversion of other restaurants to the Denny's concept do not constitute the opening of new Denny's restaurants under the Development Agreement. At the request of the Company, Denny's, Inc. from time to time has agreed to amend the terms of the Development Agreement so as to extend the time in which the Company is required to develop new Denny's restaurants. The Company requested such amendments as a result of its inability to secure sites for new restaurants that it believed to be attractive on favorable terms and conditions within the time periods required. The Company does not currently anticipate that it will develop the number of restaurants required to be developed pursuant to the Development Agreement by the end of 1997 and has requested an extension of the time in which it will be required to develop those restaurants. There can be no assurance, however, that Denny's, Inc. will extend the development schedules as a result of this request or in the future in the event that the Company experiences any difficulty in satisfying such schedules for any reason, including a shortage of capital. In the event that the Company fails to timely comply with the schedule for developing Denny's restaurants or otherwise defaults under the Development Agreement, Denny's, Inc. will have the right to terminate the Development Agreement and the Company's exclusive right to develop Denny's restaurants in the locations specified in that agreement. The Company will, however, continue to be able to develop additional Denny's restaurants on a non-exclusive basis upon termination or expiration of the Development Agreement.

     The Company's ability to convert additional restaurants to the Denny's concept will depend upon a number of factors, including the continued availability of adequate financing on acceptable terms and the Company's ability to identify and acquire existing restaurants that are suitable for conversion to the Denny's concept. An agreement with Denny's Inc. requires the Company to convert a total of 25 Kettle's restaurants to the Denny's concept by September 1997. As of March 21, 1997, the Company had converted 15 of the 25 Kettle restaurants it is required to convert to the Denny's concept and was in the process of converting another five Kettle restaurants to the Denny's concept. There can be no assurance that the Company will be able to convert its existing non-Denny's, non-Black-eyed Pea restaurants in a timely manner or to acquire and convert additional restaurants in the future in a manner that will enable it to meet its expansion objectives.

RESTRICTIONS IMPOSED BY DENNY'S FRANCHISE AGREEMENTS

     The Denny's Franchise Agreements impose a number of restrictions and obligations on the Company. The Denny's Franchise Agreements require the Company to pay an initial franchise fee and royalties equal to 4% of weekly gross sales and an advertising contribution of 2% of weekly gross sales. Such amounts must be paid or expended regardless of the profitability of the Company's Denny's restaurants. The Denny's Franchise Agreements also require the Company to operate its Denny's restaurants in accordance with the requirements and specifications established by Denny's, Inc. relating to the exterior and interior design, decor, and furnishings of Denny's restaurants, menu selection, the preparation of food products, and quality of service as well as general operating procedures, advertising, maintenance of records, and protection of trademarks. In addition, from time to time, Denny's, Inc. may require the Company to modify its restaurants to conform with the then-existing Denny's restaurant format. The failure of the Company to satisfy such requirements could result in the loss of the Company's franchise rights for some or all of its Denny's restaurants as well as its development rights for additional Denny's restaurants. See Item 1, "Business - Denny's Restaurants - Denny's Franchise Agreements" and "Business - Denny's Restaurants - Development Agreement."

     In the event that the Company defaults under the Denny's Franchise Agreements, the Company could be subject to potential damages for breach of contract and could lose its rights under those agreements, including the right to what the Company believes are favorable franchise arrangements and the right to use the "Denny's" trademarks and trade styles. The loss of such rights would have a material adverse effect on the Company. Denny's, Inc. has retained the right to open on its own behalf or to grant to other franchisees the right to open other Denny's restaurants in the immediate vicinity of the Company's Denny's restaurants.

     Pursuant to an agreement between the Company and Denny's, Inc., in the event that the Company is in default under the terms of its credit facility with Banque Paribas and the Company's other senior lenders, Denny's, Inc. will have the right to terminate substantially all of the Denny's Franchise Agreements. The cancellation of the Denny's Franchise Agreements as a result of a default by the Company under its credit facility would have a material adverse effect on the Company. The Denny's Franchise Agreements also provide that, in the event an assignment is deemed to have occurred thereunder, Denny's, Inc. will have the option to purchase the interest being transferred. An assignment under the Denny's Franchise Agreements will be deemed to have occurred if a person, entity, or group of persons (other than a group including any of Jack M. Lloyd, William J. Howard, and William G. Cox, each of whom is an officer and director of the Company; Jeffrey D. Miller; a former officer and director of the Company; or BancBoston) acquires voting control of the Board of Directors of the Company.

CERTAIN FACTORS AFFECTING THE RESTAURANT INDUSTRY

     The ownership and operation of restaurants may be affected by adverse changes in national, regional, or local economic or market conditions; increased costs of labor (including those which may result from the increases in applicable minimum wage requirements enacted in 1996); increased costs of food products; fuel shortages and price increases; competitive factors; the number, density, and location of competitors; limited alternative uses for properties and equipment; changing consumer tastes, habits, and spending priorities; the cost and availability of insurance coverage; management problems; uninsured losses; changing demographics; changes in government regulation; changing traffic patterns; weather conditions; and other factors. The Company may be the subject of litigation based on discrimination, personal injury, or other claims, including claims that may be based upon legislation that imposes liability on restaurants or their employees for injuries or damages caused by the negligent service of alcoholic beverages to an intoxicated person or to a minor. Multi-unit restaurant operators, such as the Company, can be adversely affected by publicity resulting from food quality, illness, injury, or other health and safety concerns or operating issues resulting from one restaurant or a limited number of restaurants operated under the same name, including those not owned by the Company. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on the Company.

COMPETITION

     As part of the nation's largest family-oriented, full-service restaurant chain, the Company's Denny's restaurants compete primarily with national and regional restaurant chains, such as International House of Pancakes, Big Boy, Shoney's, Friendly's, and Perkins. The Company's Black-eyed Pea restaurants compete in the casual and mid-scale dining segment and the family dining segment with national and regional restaurant chains such as Applebee's and Chili's.

     The restaurant industry is intensely competitive with respect to price, service, location, personnel, and type and quality of food. In addition, restaurants compete for attractive restaurant sites and the availability of restaurant personnel and managers. The Company has many well-established competitors with financial and other resources substantially greater than those of the Company. Certain competitors have been in existence for a substantially longer period than the Company and may be better established in markets where the Company's restaurants are or may be located. The restaurant business often is affected by changes in consumer tastes, national, regional, or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. The Company's success will depend, in part, on the ability of the Company (and Denny's, Inc. in the case of the Company's Denny's restaurants) to identify and respond appropriately to changing conditions. In addition, factors such as inflation, increased food, labor, and benefit costs, and the availability of experienced management and hourly employees, which may adversely affect the restaurant industry in general, would affect the Company's restaurants.

CONTROL BY CERTAIN SHAREHOLDERS; CONFLICTS OF INTEREST

     The directors and officers of the Company currently own approximately 35.4% of the Company's outstanding Common Stock. In addition, BancBoston, a former shareholder of DRC, currently owns approximately 15.8% of the Company's outstanding Common Stock. Accordingly, such shareholders collectively have the power to elect all of the members of the Company's Board of Directors and thereby control the business and policies of the Company.

     Jack M. Lloyd, the Chairman of the Board, President, and Chief Executive Officer of the Company, and William J. Howard, Executive Vice President and a director of the Company, currently hold an aggregate of $16,794,000 in principal amount of the Company's Series B Notes in addition to their Common Stock. As a result of such shareholders' ability, together with the Company's other directors and officers, to direct the policies of the Company, an inherent conflict of interest may arise in connection with decisions regarding the timing of and the allocation of assets of the Company for the purposes of interest payments on, or redemption of, the Series B Notes. In addition, the Series B Notes contain restrictive covenants relating to the operation of the Company and the maintenance of certain financial ratios and tests. There can be no assurance that the holders of the Series B Notes will waive any default under the notes. A default not waived by a majority of the holders of the Series B Notes could have a material adverse effect on the holders of the Company's Common Stock.

DEPENDENCE UPON KEY PERSONNEL

     The Company's success will depend, in large part, upon the services of Jack
M. Lloyd, the Company's Chairman of the Board, President, and Chief Executive Officer, and William G. Cox, the Company's Chief Operating Officer. Although the Company has employment agreements with Messrs. Lloyd and Cox expiring in December 1997 and May 1999, respectively, the loss of the services of either of them could materially and adversely affect the Company. See "Management - Employment Agreements."

GOVERNMENT REGULATION

     The Company is subject to various federal, state, and local laws affecting its business. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations of state and local governmental agencies. City ordinances or other regulations, or the application of such ordinances or regulations, could impair the Company's ability to construct or acquire restaurants in desired locations and could result in costly delays. In addition, restaurant operations are subject to licensing and regulation by state and local departments relating to health, sanitation, safety standards, and fire codes; federal and state labor laws (including applicable minimum wage requirements, tip credit provisions, overtime regulations, workers' compensation insurance rates, unemployment and other taxes, working and safety conditions, and citizenship requirements); zoning restrictions; and, in those restaurants currently operated by the Company at which alcoholic beverages are served, state and local licensing of the sale of alcoholic beverages. The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on the Company. In addition, an increase in the minimum wage rate (such as the increase enacted during 1996), employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect the Company. The

Company also is subject to the Americans with Disabilities Act of 1990 which, among other things, may require the installation of certain fixtures or accommodations in new restaurants or renovations to its existing restaurants to meet federally mandated requirements. With respect to its franchised Black-eyed Pea restaurants, the Company is subject to regulation by the Federal Trade Commission and must comply with certain state laws governing the offer, sale, and termination of franchises and the refusal to renew franchises.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in the operating results of the Company or other restaurant companies, changes in analysts' estimates of the Company's financial performance, changes in national and regional economic conditions, the financial markets, or the restaurant industry, natural disasters, or other developments affecting the Company or other restaurant companies. The trading volume of the Company's Common Stock has been limited, which may increase the volatility of the market price for such stock. In addition, the stock market has experienced extreme price and volume fluctuation in recent years. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons not necessarily related to the operating performances of these companies.

RIGHTS TO ACQUIRE SHARES

     A total of 2,169,800 shares of the Company's Common Stock have been reserved for issuance upon exercise of options granted or which may be granted under the Company's stock option plans or other outstanding employee stock options. See Item 11, "Executive Compensation - Stock Option Plans." Employee and director stock options to acquire an aggregate of 1,311,300 shares of Common Stock currently are outstanding. In addition, warrants and unit purchase options to acquire 1,283,040 shares of Common Stock currently are outstanding and warrants to acquire approximately 7.5% of the Company's Common Stock on a fully diluted basis will become exercisable on October 1, 1997. Series B Warrants to acquire an additional 477,953 shares of Common Stock will become exercisable on March 29, 1999 unless the Company repays all of the outstanding Series B Notes prior to that date. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional financing in the future, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of Common Stock on terms more favorable to it than those provided by the exercise of such options and warrants.

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of Common Stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for the Company's Common Stock and could adversely affect the Company's ability to raise capital. As of March 21, 1997, there were outstanding 13,409,277 shares of the Company's Common Stock. Of these shares, approximately 12,375,840 shares are freely transferrable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), unless they are held by "affiliates" of the Company, as that term is defined in the Securities Act and the regulations promulgated thereunder or unless transfer of certain shares is restricted as a result of contractual obligations. The remaining 1,033,437 shares of Common Stock currently outstanding are "restricted securities," as that term is defined in Rule 144 under the Securities Act, and may be sold only in compliance with Rule 144, pursuant to registration under the Securities Act, or pursuant to an exemption therefrom. Affiliates also are subject to certain of the resale limitations of Rule 144 as promulgated under the Securities Act. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company or an affiliate of the Company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of the Company's then-outstanding Common Stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. Recent changes to Rule 144, which go into effect in April 1997, will reduce the two-year holding period described above to one year.

     The 6,937,500 shares of Common Stock issued pursuant to the Merger generally are freely tradeable under Rule 145 under the Securities Act, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions under Rule 144. In connection with the Merger, certain of the former shareholders of DRC entered into lock-up agreements with respect to 4,660,256 shares of Common Stock issued to them upon consummation of the Merger. The former shareholders of DRC have certain rights with respect to registration of the shares of Common Stock issued in connection with the Merger or upon exercise of the warrants issued in connection with the Merger. Holders of other outstanding warrants and unit purchase options have certain rights with respect to registration of the shares underlying such warrants and options for offer or sale to the public. An aggregate of approximately 3,755,500 shares of Common Stock that are currently outstanding or that are issuable upon exercise of certain warrants and unit purchase options have been registered for resale pursuant to an effective registration statement.

LACK OF DIVIDENDS; RESTRICTIONS ON ABILITY TO PAY DIVIDENDS IN THE FUTURE

     The Company has never paid any dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to apply any earnings to the expansion and development of its business. In addition, the terms of the Company's $65.0 million credit facility, the note issued to the sellers of BEP, and the indenture governing its Series B Notes limit the ability of the Company to pay dividends on its Common Stock.

CHANGE IN CONTROL PROVISIONS

     The Company's Restated Articles of Incorporation and Amended and Restated Bylaws and certain provisions of the Georgia Business Corporation Code contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of shareholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements and information contained in this Report under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 1, "Business" concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's operating results, capital resources, and liquidity or with respect to the restaurant industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Special Considerations."

ITEM 2. PROPERTIES.

     The Company leases for a term expiring in September 1998 approximately 18,000 square feet of office space in Scottsdale, Arizona, for use as its principal corporate offices. The Company also leases for a term expiring in 1999 approximately 3,000 square feet of office space in Dallas, Texas, that it utilizes for regional sales, facilities, and maintenance operations. The Company currently believes that these facilities are adequate for its reasonably anticipated needs.

     The Company leases substantially all the land and buildings for its Denny's restaurants. The initial lease terms range from 10 to 20 years and include renewal options for up to 30 years. All of the Company's current leases have remaining initial terms or renewal options that extend for more than five years from the date of this Report. The leases generally provide for a minimum annual rent and additional rental payments if restaurant sales volume exceeds specified amounts. In addition, the leases generally require the Company to pay real estate taxes, insurance premiums, maintenance costs, and certain other of the landlords' operating costs. Contingent rentals have represented less than 15% of total rent expense for each of fiscal 1994, 1995, and 1996. Annual base rent for each location ranges from approximately $10,000 a year to approximately $151,000 a year, with the annual average rent approximating $53,000. The Company's Denny's restaurants generally are located in single-purpose, one-story, freestanding buildings with a capacity of between 90 and 150 customers. The Company owns most of the furniture, fixtures, and equipment in its Denny's restaurants, including kitchen equipment, seating and tables.

     The Company also leases substantially all of its Black-eyed Pea restaurant locations. The Company leases 37 Black-eyed Pea restaurants from FFCA Acquisition Corporation ("FFCA") as a result of a sale and lease transaction that provided a portion of the financing for the BEP Acquisition. The sale and lease transaction with FFCA consisted of the sale to FFCA, for cash in the amount of $35.75 million, of the real properties for 37 restaurants owned by BEP or Texas BEP, L.P. ("Texas BEP"), a limited partnership in which BEP is the general partner and in which a wholly owned subsidiary of BEP is the limited partner. Concurrently with the sale of the properties to FFCA, FFCA leased the properties to the Company and the Company subleased the properties to BEP and Texas BEP. Each of the leases provides for a term of 20 years and includes renewal options for two terms of five years each. The leases provide for an initial annual rent of 10.5% of FFCA's investment and additional rental payments if restaurant sales volume exceeds specified amounts. In addition, the leases require the Company to pay real estate taxes, insurance premiums, maintenance costs, and certain other of the landlord's operating costs. The terms of the subleases between the Company and BEP and Texas BEP are substantially identical to the terms set forth in the leases between the Company and FFCA. Most of the other Black-eyed Pea restaurant leases provide for minimum annual rent and additional rental payments if sales volume exceeds specified amounts. Generally, the Company is required to pay the cost of insurance, taxes, and certain other items under these leases. Typically, these leases provide for an initial term of 10 to 20 years with one or more renewal terms.

ITEM 3. LEGAL PROCEEDINGS.

     There are no legal proceedings to which the Company is a party or to which any of its properties are subject other than routine litigation incident to the Company's business which is covered by insurance or an indemnity, or which is not expected to have a material adverse effect on the Company's operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

     The Company's Common Stock is traded on the American Stock Exchange (the "AMEX") under the symbol "DEN." The following table sets forth the high and low sales prices per share of the Company's Common Stock as reported on the AMEX for the calendar periods indicated since the Company's initial public offering on October 18, 1994.

                                                              COMMON STOCK
                                                              ------------
                                                              HIGH      LOW
                                                              ----      ---
1994

Fourth Quarter (beginning October 18, 1994).......       $   5.125   $   3.50

1995

First Quarter ....................................       $   4.125   $   2.625
Second Quarter ...................................           4.75        3.125
Third Quarter ....................................           5.25        4.00
Fourth Quarter ...................................           6.00        4.00

1996

First Quarter ....................................       $   5.625   $   3.94
Second Quarter ...................................           5.69        3.00
Third Quarter ....................................           5.50        3.50
Fourth Quarter ...................................           5.125       3.125

1997

First Quarter (through March 21, 1997)............       $   3.625   $   3.00

        The Company has never declared or paid any dividends. The Company intends to retain earnings, if any, to fund the growth of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the payment of dividends on the Company's Common Stock is prohibited under the Company's existing credit facility with Banque Paribas and other outstanding debt obligations.

        As of March 21, 1997, there were approximately 125 holders of record of the Company's Common Stock. On March 21, 1997, the closing sales price of the Company's Common Stock on the AMEX was $3.00 per share.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected historical consolidated financial data of the Company for each of the fiscal years in the three-year period ended January 1, 1997 have been derived from and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein. The selected historical summary consolidated financial data for the two fiscal years ended December 31, 1993 are derived from DRC's historical financial statements, which are not included elsewhere herein. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation" and Note 1 to the consolidated financial statements.

                                                                   AS OF AND FOR THE FISCAL YEAR ENDING
                                                  -------------------------------------------------------------------------
                                                  DEC. 31,        DEC. 30,        DEC. 28,        DEC. 27,          JAN. 1,
                                                    1992            1993            1994            1995             1997
                                                    ----            ----            ----            ----             ----
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA(1):
Restaurant sales ..........................       $ 27,712        $ 32,584        $ 47,323        $ 74,683        $ 241,480
Restaurant operating income ...............          2,671           3,147           4,539           6,643           22,137
Administrative expenses ...................          1,867           2,050           2,619           3,380           10,303
Operating income (loss) ...................            930           1,328           1,320           3,263           11,834
Interest expense ..........................           (449)           (736)         (1,301)         (2,467)          (9,605)
Net income (loss) .........................            (22)            140            (341)            200            1,118

OTHER DATA:
EBITDA(2) .................................       $  1,923        $  2,656        $  2,821        $  6,722        $  18,834
Cash flows provided by operating activities          1,633           2,493           2,410           6,305            9,664
Cash flows (used in) investing activities .         (1,988)         (1,002)         (9,667)         (8,736)          (9,393)
Cash flows provided by (used in)
   financing activities ...................           (118)         (1,168)          7,092           2,273            1,157
Capital expenditures ......................          2,346           1,574           9,667           8,736           11,584
Depreciation and amortization .............            993           1,328           1,501           2,936            7,000
Ratio of earnings to fixed charges(3) .....           1.11            1.15             .81            1.10             1.14
Number of restaurants, end of period ......             31              37              70             102              307

BALANCE SHEET DATA:
Working capital (deficit) .................       $ (3,213)       $ (3,568)       $ (6,107)       $ (9,406)       $ (33,028)
Total assets ..............................          9,907          14,529          35,028          53,785          179,189
Long-term debt, less current portion ......            475           2,135           7,552          10,371           69,903
Obligations under capital leases,
  less current obligations ................          2,808           4,307           7,151          19,881           24,229
Redeemable convertible preferred stock ....           --              --             7,397           7,501             --
Shareholders' equity (deficit) ............         (1,703)         (1,218)            957             564           22,128

---------------

(1) The Company has consummated various acquisitions and has opened new restaurants during each of the five fiscal years shown. Accordingly, revenue increases in each of the years shown arise primarily from restaurant acquisitions and openings in each year.

(2) EBITDA represents income (loss) before minority interest in joint ventures, interest, income taxes, depreciation and amortization. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows from operations as a measure of liquidity. EBITDA is included in this Report because it is a basis upon which the Company assesses its financial performance.

(3) Earnings consist of pre-tax income after minority interests plus fixed charges, excluding capitalized interest. The Company's fixed charges consist of (i) interest, whether expensed or capitalized; (ii) amortization of debt expense, including any discount or premium whether expensed or capitalized; and (iii) a portion of rental expense representing the interest factor. Earnings were inadequate to cover fixed charges in fiscal 1994 $(550,000).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

     Upon consummation of the Merger, the former shareholders of DRC owned an aggregate of approximately 53.0% of the outstanding voting power of the Company immediately following the Merger. See Item 1, "Business - Development of the Company." Accordingly, the Merger has been accounted for as a reverse purchase under generally accepted accounting principles, pursuant to which DRC is considered to be the acquiring entity and AFR the acquired entity for accounting purposes, even though the Company is the surviving legal entity. In addition, as permitted under generally accepted accounting principles, for accounting purposes the Merger was deemed to have occurred on March 27, 1996, the last day of DRC's first quarter for fiscal 1996. As a result, (i) the historical financial statements of AFR for periods prior to the date of the Merger are no longer the historical financial statements of the Company and therefore are no longer presented; (ii) the historical financial statements of the Company for periods prior to the Merger are those of DRC; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of DRC prior to and subsequent to the Merger; and (iv) any references to "AFR" apply solely to American Family Restaurants, Inc. and its financial statements prior to the Merger. On July 3, 1996, the Company acquired all of the issued and outstanding common stock of BEP. The effective accounting date of the BEP Acquisition was June 24, 1996.

     The results of operations for 1996 were materially impacted by the Merger and the BEP Acquisition. During fiscal 1996, revenue and related expenses increased significantly over prior years primarily as a result of these acquisitions. As a result, fiscal 1996 operating results are not comparable to those of fiscal 1994 and fiscal 1995. The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein.

GENERAL

     As set forth below, the Company's Denny's same-store sales declined while restaurant operating income and operating income increased by $15.5 million and $8.6 million, respectively. The increase in restaurant operating income is attributable to the increased number of restaurants owned, while the increase in operating income is primarily a result of the increase in restaurant operating income without a proportionate increase in administrative expenses. The Company's strategy is to pursue acquisitions that can be incrementally profitable as a result of the consolidation of administrative functions.

     The development of new restaurants also increases restaurant operating income without a significant increase in administrative expenses. As noted below, operating margins for the non-branded restaurants are significantly lower than the margins arising from the Company's Denny's and Black-eyed Pea restaurants. The Company therefore intends to convert certain of its remaining non-branded restaurants to the Denny's concept and to sell the remainder of its non-branded restaurants as soon as practicable.

     As of January 1, 1997, the Company operated 182 Denny's restaurants in 31 states. The Company's Denny's restaurants that were open for a 12-month period had average restaurant sales of $911,000 in fiscal 1996 as compared with $907,000 in fiscal 1995. Denny's restaurants that were developed by the Company had average sales of approximately $1.3 million in fiscal 1996. In January 1996, the Company and Denny's, Inc. adopted the "Breakaway Breakfast" value price strategy, which offered five breakfast items for $1.99 or less. The promotional advertising associated with the Breakaway Breakfast was directed primarily in "A" media markets, while the majority of the Company's Denny's restaurants are located in non-A markets. As a result, the Company's operating results under this value pricing strategy reflected lower guest check averages without a corresponding increase in guest counts. Comparable restaurant sales declined 4.5% through January 1, 1997 and margins were adversely impacted, primarily as a result of increased labor costs. However, comparable restaurant sales for the Company's current Denny's restaurants, which include restaurants converted from non-branded restaurants, increased 0.5% over the prior year. In July 1996 and September 1996, the Company and Denny's, Inc., respectively, withdrew from the Breakaway Breakfast promotional specials and increased the price of the Grand Slam breakfast special to $2.99 during certain periods of the day. As a result, the average guest check increased from $4.80 during the 27-week period ended July 3, 1996 to $5.18 for the period from July 4, 1996 through January 1, 1997. However, guest counts for the period from July 4, 1996 through January 1, 1997 have decreased approximately 10% as compared with the comparable period in the prior year. The Company believes that the increase in the pricing tiers within the value pricing strategy will result in improved long-term operating results.

     The Company currently operates 93 Black-eyed Pea restaurants in 13 states and franchises 29 Black-eyed Pea restaurants in 6 states. The Company operates 64 Black-eyed Pea restaurants in Texas and Oklahoma, which the Company considers to be its core market for Black-eyed Pea restaurants. The average sales for all Black-eyed Pea restaurants was $1.5 million and $1.4 million in fiscal 1995 and 1996, respectively, as compared with average sales at restaurants in the core market of $1.64 million and $1.59 million during the same periods. Through January 1, 1997, comparable same-store sales decreased 0.8% for all of the Company's Black-eyed Pea restaurants, while comparable same-store sales increased by 0.2% for Black-eyed Pea restaurants in the core market. The guest check average at the Company's Black-eyed Pea restaurants is $8.10. Alcohol and carry-out sales account for approximately 2.3% and 10.1% respectively, of total sales at the Company's Black-eyed Pea restaurants.

COMPARISON OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the historical consolidated statements of operations as a percentage of total restaurant sales.

                                                       FISCAL YEAR ENDED
                                              ------------------------------------
                                              DEC. 28,      DEC. 27,        JAN. 1,
                                               1994           1995           1997
                                              ------         ------         ------
Restaurant sales:
  Denny's restaurants .................        100.0%          94.2%          62.7%
  Black-eyed Pea restaurants ..........         --             --             28.6
  Other restaurants ...................         --              5.8%           8.7
                                              ------         ------         ------
    Total restaurant sales ............        100.0%         100.0%         100.0%
Restaurant operating expenses:
  Cost of food and beverage ...........         27.0           27.2           27.3
  Payroll and payroll related costs ...         33.8           33.5           34.3
  Charge for impaired assets ..........         --              0.7           --
  Depreciation and amortization .......          3.2            3.9            2.9
  Other restaurant operating costs ....         26.4           25.7           26.3
                                              ------         ------         ------
    Total restaurant operating
      expenses ........................         90.4           91.0           90.8
                                              ------         ------         ------
Restaurant operating income ...........          9.6            9.0            9.2
Administrative expenses ...............          5.5            4.5            4.3
Other items ...........................          1.3           --             --
                                              ------         ------         ------
Operating income ......................          2.8            4.5            4.9
Other income (expense) ................         (0.1)          --             --
Interest expense ......................         (2.7)          (3.3)          (4.0)
                                              ------         ------         ------
Income before minority interest
  in joint ventures, income
  taxes and extraordinary item ........         --              1.2            0.9
Minority interest in joint ventures ...          1.1            0.4           (0.1)
                                              ------         ------         ------
Income before income taxes and
  extraordinary item ..................         (1.1)           0.8            1.0
Income tax expense (benefit) ..........         (0.4)           0.5            0.4
                                              ------         ------         ------
Income (loss) before
  extraordinary item ..................         (0.7)           0.3            0.6
Extraordinary item - loss on
  extinguishment of debt ..............         --             --             (0.2)
                                              ------         ------         ------
Net income (loss) .....................         (0.7)%          0.3%           0.4%
                                              ======         ======         ======

FISCAL 1996 COMPARED WITH FISCAL 1995

     Restaurant Sales. Restaurant sales increased $166.8 million, or 223.3%, to $241.5 million for fiscal 1996 as compared with restaurant sales of $74.7 million for fiscal 1995. This increase was primarily attributable to restaurant sales associated with restaurants acquired as a result of the Merger and the BEP Acquisition during 1996.

     Cost of Food and Beverage. Cost of food and beverage increased to 27.3% of restaurant sales for fiscal 1996 as compared with 27.2% of restaurant sales for fiscal 1995, primarily due to higher food costs at the Black-eyed Pea restaurants and the non-branded restaurants. Excluding the food and beverage costs at the non-branded restaurants but including food and beverage costs at Black-eyed Pea restaurants, food and beverage costs for fiscal 1996 would have been 27.0% of restaurant sales, a decrease of 0.2% from fiscal 1995.

     Payroll and Payroll Related Costs. Payroll and payroll related costs were 34.3% of restaurant sales for fiscal 1996 as compared with 33.5% of restaurant sales for fiscal 1995. This increase was primarily attributable to the non-branded restaurants, where payroll and payroll related costs were 38.0% of restaurant sales. In addition, the payroll and payroll related costs associated with the AFR Denny's restaurants were 35.7% of restaurant sales.

     Depreciation and Amortization. Depreciation and amortization of restaurant equipment and leasehold improvements, intangible assets, and pre-opening costs totaled $7.0 million, or 2.9% of restaurant sales, for fiscal 1996 as compared with $2.9 million, or 3.9% of restaurant sales, for fiscal 1995. The increase of approximately $4.1 million is attributable to the amortization of the capital leases associated with new restaurants, the amortization of intangible assets associated with the 1996 acquisitions, and the amortization of pre-opening costs.

     Other Restaurant Operating Costs. Other restaurant operating costs were 26.3% of restaurant sales for fiscal 1996 as compared with 25.7% of restaurant sales for fiscal 1995. The increase is primarily attributable to the operating costs of 36.2% of restaurant sales at the non-branded restaurants, which include no franchise costs. If the non-branded restaurant results were excluded, other operating costs for fiscal 1996 would have been 25.3% of restaurant sales, a decrease of 0.4% from fiscal 1995.

     Restaurant Operating Income. Restaurant operating income increased $8.6 million to $11.8 million for fiscal 1996 as compared with $3.3 million for fiscal 1995. This increase was principally the result of increased restaurant sales and the factors described above.

     Administrative Expenses. Administrative expenses decreased to 4.3% of restaurant sales for fiscal 1996 as compared with 4.5% of restaurant sales for fiscal 1995. This decrease was primarily the result of increased sales volume without proportionate cost increases. Included in administrative expenses in fiscal 1996 are non-recurring Merger-related costs of approximately $1.1 million.

     Interest Expense. Interest expense increased to $9.6 million, or 4.0% of restaurant sales, for fiscal 1996 as compared with $2.5 million, or 3.3% of restaurant sales for fiscal 1995. This increase is attributable to the increased level of long-term debt associated with the 1996 acquisitions and the capitalized lease obligations associated with new store development.

     Income Taxes. The income tax provision was $870,000 for fiscal 1996 as compared with the income tax provision of $305,000 for fiscal 1995. Due to certain tax credits, the tax rate decreased from 60.3% to 35.0% for fiscal 1995 and 1996, respectively.

FISCAL 1995 COMPARED WITH FISCAL 1994

     Restaurant Sales. Restaurant sales increased $27.4 million, or 57.9%, to $74.7 million for fiscal 1995 as compared with restaurant sales of $47.3 million for fiscal 1994. This increase was primarily attributable to restaurant sales associated with the 1994 acquisitions, restaurants opened during 1995, and the restaurants associated with the Kettle leases.

     Cost of Food and Beverage. Cost of food and beverage increased to 27.2% of restaurant sales for fiscal 1995 as compared with 27.0% of restaurant sales for fiscal 1994, primarily due to increased commodity prices in the fourth quarter of 1995 and higher food costs at the restaurants associated with the Kettle leases of 32.2% of restaurant sales. Excluding the food and beverage costs at the restaurants associated with the Kettle leases, food and beverage costs for fiscal 1995 would have been 26.9% of restaurant sales, a decrease of 0.1% from fiscal 1994.

     Payroll and Payroll Related Costs. Payroll and payroll related costs were 33.5% of restaurant sales for fiscal 1995 as compared with 33.8% of restaurant sales for fiscal 1994. This decrease was primarily attributable to improved workers' compensation costs and the addition of new restaurants with higher sales volumes without a proportionate increase in payroll costs. The payroll and payroll related costs at the restaurants associated with the Kettle leases were 37.9% of restaurant sales. Excluding the payroll and payroll related costs at the restaurants associated with the Kettle leases, payroll and payroll related costs for fiscal 1995 would have been 32.9% of restaurant sales, a decrease of 0.8% from fiscal 1994.

     Depreciation and Amortization. Depreciation and amortization of restaurant equipment and leasehold improvements, intangible assets, and pre-opening costs totaled $2.9 million, or 3.9% of restaurant sales, for fiscal 1995 as compared with $1.5 million, or 3.2% of restaurant sales, for fiscal 1994. The increase of approximately $1.4 million is attributable to the amortization of the capital leases associated with new restaurants, the amortization of intangible assets associated with the 1994 acquisitions, and the amortization of pre-opening costs.

     Other Restaurant Operating Costs. Other restaurant operating costs were 25.7% of restaurant sales for fiscal 1995 as compared with 26.4% of restaurant sales for fiscal 1994. The decrease is attributable to improved cost controls at the restaurant level as well as lower occupancy costs, including general liability insurance costs. Other operating costs at the restaurants associated with the Kettle leases, which include no franchise costs, were 30.8% of restaurant sales. If the Kettle results were excluded, other operating costs for fiscal 1995 would have been 25.5% of restaurant sales, a decrease of 0.9% from fiscal 1994.

     Restaurant Operating Income. Restaurant operating income increased $2.1 million to $6.6 million for fiscal 1995 as compared with $4.5 million for fiscal 1994. This increase was principally the result of increased restaurant sales and the factors described above.

     Administrative Expenses. Administrative expenses decreased to 4.5% of restaurant sales for fiscal 1995 as compared with 5.5% of restaurant sales for fiscal 1994. This decrease was primarily the result of increased sales volume without proportionate cost increases.

     Interest Expense. Interest expense increased to $2.5 million, or 3.3% of restaurant sales, for fiscal 1995 as compared with $1.3 million, or 2.7% of restaurant sales for fiscal 1994. This increase is attributable to the increased level of long-term debt associated with the restaurant acquisitions in 1994 and the capitalized lease obligations associated with new store development.

     Income Taxes. The income tax provision was $305,000 for fiscal 1995 as compared with income tax benefit of $(209,000) for fiscal 1994. Due to the adjustment of several items from the prior year, a tax rate of 60.3% resulted in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, and the restaurant industry generally, operate principally on a cash basis with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $6.1 million at December 28, 1994, $9.4 million at December 27, 1995, and $33.0 million at January 1, 1997. The Company believes that its working capital deficit is consistent with the working capital position of restaurant operators of similar size. The Company anticipates that it will continue to operate with a working capital deficit, but that the deficit will be reduced from current levels as the costs incurred as a result of the Merger are paid.

     The Company historically has satisfied its capital requirements through credit facilities and the sale and leaseback of developed and acquired restaurants or restaurants converted to the Denny's concept. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Expenditures for property and equipment totaled approximately $9.7 million, $8.7 million, and $11.8 million for fiscal 1994, fiscal 1995, and fiscal 1996, respectively. As described below, the Company currently has commitments for approximately $20.0 million of sale-leaseback financing through 1997, which the Company believes will be adequate to meet its financing needs during that period.

     Net cash from operating activities increased from $2.4 million in fiscal 1994 to $7.5 million in fiscal 1995 and $9.7 million in fiscal 1996. These increases are attributable to increases in net income in fiscal 1995 and fiscal 1996 and the increase in depreciation and amortization arising from the various acquisitions in those years.

     Net cash used in investing activities decreased from $9.7 million in fiscal 1994 to $8.7 million in fiscal 1995 and increased to $9.4 million in fiscal 1996. These changes are primarily attributable to the acquisition of property and equipment or the purchase of restaurants. In addition, during fiscal 1996 the Company disposed of approximately $2.4 million of various assets acquired in the BEP Acquisition.

     Net cash provided by financing activities decreased from $7.1 million in fiscal 1994 to $2.3 million in fiscal 1995 and $1.1 million in fiscal 1996. The fiscal 1994 amount was greater than subsequent years as a result of the issuance of preferred stock in fiscal 1994. Remaining cash provided by financing activities arose primarily from the proceeds of borrowing activities, net of the principal reductions in long-term debt.

     On March 29, 1996, the Company completed the Merger by issuing an aggregate of 6,937,500 shares of Common Stock, $6.0 million of Series A 13% Subordinated Notes due 2003 (the "Series A Notes"), $18.25 million of Series B Notes, and Series A Warrants and Series B Warrants to acquire an aggregate of 660,000 shares of Common Stock of DRC. Although no cash was required for this acquisition of restaurant properties, the Company entered into a new credit facility to fund acquisition costs and the significant past-due payables of AFR existing at the time of the Merger. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility." As described below, the Company repaid the Series A Notes in connection with the BEP Acquisition. The Series B Notes bear interest at the rate of 13% per annum, payable semi-annually every March 29 and September 29 until March 29, 2003, at which time all principal and any unpaid and accrued interest will be due. The payment of the principal of and interest on and all premiums, fees, costs, expenses, and liabilities arising under and in connection with the Series B Notes is subordinated and subject in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Company's $65.0 million credit facility and the promissory note issued to the seller of BEP. Subject to certain limitations, the Company, at its option, may redeem the Series B Notes in whole or in part at any time prior to maturity. Upon the occurrence of certain equity issuances, the Company will be required to offer to redeem the maximum principal amount of Series B Notes that may be redeemed with a specified portion of the proceeds of such equity issuance, at the then-current redemption price plus accrued and unpaid interest to the redemption date.

     On July 3, 1996, the Company completed the BEP Acquisition. The purchase price for BEP consisted of (i) cash of approximately $50.0 million arising from the sale and leaseback of certain property and equipment acquired in the BEP Acquisition, and (ii) the BEP Purchase Note in the principal amount of $15.0 million issued to the seller. See Item 2, "Properties" and Item 13, "Certain Relationships and Related Transactions." Also in connection with the BEP Acquisition, on July 3, 1996, the Company repaid all of the $6.0 million principal amount outstanding on its Series A Notes plus accrued and unpaid interest on the Series A Notes as of July 3, 1996. The Company repaid the Series A Notes by utilizing cash acquired in connection with the BEP Acquisition, borrowings under the credit facility described below, and by issuing 250,000 shares of Common Stock to the holder of the Series A Notes. See Item 13, "Certain Relationships and Related Transactions."

     The BEP Purchase Note is an unsecured obligation of the Company and is subordinate to all of the Company's senior indebtedness, as defined in the BEP Purchase Note, including the Company's borrowings under its credit facility. The BEP Purchase Note bears interest at 12% per annum. Interest on the BEP Purchase Note will accrue from July 3, 1996 to March 31, 1997, at which time any accrued but unpaid interest will be added to the outstanding principal on the BEP Purchase Note. The Company will then pay all accrued interest on the BEP Purchase Note on each June 30, September 30, December 31, and March 31, beginning on June 30, 1997. The BEP Purchase Note will mature on March 31, 2002. Subject to certain limitations, the Company, at its option, may repay all or any portion of the amount outstanding under the BEP Purchase Note at any time without premium or penalty. The BEP Purchase Note also requires the Company to use its best efforts to repay all or a portion of the amount outstanding under such note on or before March 31, 1997 and June 30, 1997, respectively, by making certain borrowings as permitted under the credit facility or by utilizing cash or other investments in excess of working capital needs as permitted under the BEP Purchase Note and the Company's credit facility. The BEP Purchase Note requires the Company to repay all or a portion of the amount outstanding under such note in the event of certain "Equity Issuances" or a "Change of Control," as those terms are defined in the BEP Purchase Note.

     The Company believes that its future capital requirements will be primarily for the development of new restaurants, for continued acquisitions, and for conversion of restaurants to the Denny's or other restaurant concepts. As of January 1, 1997, the Company operated 20 non-branded restaurants. The Company intends to convert six of these restaurants to the Denny's concept during 1997 and to sell or close the remaining restaurants. In addition, as of January 1, 1997, the Company had 12 restaurants that were closed for conversion to the Denny's concept. As of March 21, 1997, six of these restaurants have been reopened under the Denny's concept. The Company anticipates that the six other restaurants closed as of January 1, 1997 will be converted to the Denny's concept and reopened during 1997. The Company estimates that its costs to develop and open new Denny's restaurants, excluding real estate and building costs, will be approximately $290,000 to $390,000 per restaurant, and that its costs associated with the conversion of a non-Denny's restaurant to the Denny's concept will be approximately $160,000 to $480,000 per restaurant.

     An affiliate of CNL Group, Inc. ("CNL") has agreed, subject to various conditions, including that there be no material adverse change in the financial condition of the Company, to make available to the Company up to $20.0 million in 1997 in order to finance development of new restaurants and the conversion of non-Denny's restaurants to the Denny's concept. Each financing will take the form of a "sale-leaseback," in which CNL would purchase a particular restaurant property and lease it back to the Company for up to 30 years. During that period, the initial annual rent will be 10.625% of the purchase price, subject to a 10% increase every five years (e.g., from 10.625% to 11.6875% at the end of the first five-year period). The leases also will provide for additional rent based on increases in gross sales at the respective restaurants. The Company will have a right of first refusal on the sale of each property by CNL, and will have the right to purchase each property during the eighth year of the lease.

     The Company plans to further increase its working capital as necessary through equity or debt financings in the public or private securities markets, additional sale-leaseback transactions, the disposition of underperforming restaurants, and additional credit facilities. The Company currently intends to utilize the Delayed Term Loan described below to repay the BEP Purchase Note prior to September 30, 1997 in order to enable it to redeem the BEP Warrants issued in connection with the BEP Purchase Note prior to September 30, 1997, which is the last date on which they may be redeemed. The Company also intends to use its best efforts to redeem all of the Series B Notes prior to the date on which the Series B Warrants become exercisable. The Company currently anticipates that it will be required to obtain the funds needed to repay the Series B Notes through the sale of equity securities or by increasing its debt financing. There can be no assurance that financing for any of these purposes will be available or will be available on satisfactory terms.

CREDIT FACILITY

     In connection with the Merger and the BEP Acquisition, the Company entered into a $65.0 million credit facility with Banque Paribas, as agent, and the Company's other senior lenders (the "Credit Facility"). The Credit Facility consists of (i) a Term Loan (the "Term Loan"), (ii) Revolving Loans (the "Revolver"), and (iii) a Delayed Draw Term Loan (the "Delayed Term Loan"). The Term Loan, the Revolver, and the Delayed Term Loan will mature and become payable December 31, 2001. At the Company's option, interest on all amounts borrowed under the Credit Facility will accrue at the rate of either prime plus 1.5% or a "Eurodollar Rate" calculated based upon LIBOR plus 3.5%. Amounts borrowed under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Company. The Company will be required to make mandatory prepayments of amounts borrowed under the Credit Facility in the event of certain asset sales, equity issuances, excess cash flows, and under certain other circumstances.

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

Revolver

     The Credit Facility includes a $15.0 million Revolver that the Company may utilize to finance working capital needs, to repay the Term Loan, to make capital expenditures, and to support letters of credit. As of January 1, 1997, the Company had approximately $2.8 million available for borrowings under the Revolver.

Delayed Term Loan

     Provided that certain conditions are met, the Company will be permitted to make draws of all or a part of the $15.0 million available under the Delayed Term Loan to finance acquisitions of additional restaurants or to repay the BEP Purchase Note and Series B Notes during the period ending on December 31, 1997. The Company currently is not in compliance with certain of the financial covenants required to enable it to make draws under the Delayed Term Loan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the financial statements, the report thereon, the notes thereto, and the supplemental data commencing at page F-1 of this Report, which financial statements, report, notes and data are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As a result of the reverse purchase accounting treatment described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation," the Company determined that it was in its best interests that Deloitte & Touche LLP ("Deloitte & Touche"), DRC's independent public accountants prior to the Merger, serve as the Company's independent public accountants following the Merger. Accordingly, effective April 29, 1996, the Company ceased its client-auditor relationship with KPMG Peat Marwick LLP ("Peat Marwick") and on April 29, 1996, the Company retained Deloitte & Touche as its independent public accountants. The change in independent public accountants was approved by the Board of Directors of the Company, including all of the members of the Audit Committee of the Board of Directors.

     Peat Marwick's report on the financial statements of AFR, which are not included in this Report, for the years ended September 28, 1994 and September 27, 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the two audits for the years ended September 28, 1994 and September 27, 1995, and subsequently to April 29, 1996, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Peat Marwick, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Prior to retaining Deloitte & Touche, no discussions took place between the Company and Deloitte & Touche regarding the application of accounting principles or the type of opinion that might be rendered on the Company's financial statements since the historical financial statements of DRC, as audited by Deloitte & Touche, will be the continuing historical financial statements of the Company. The Company has authorized Peat Marwick to respond fully to inquiries from Deloitte & Touche.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to each of the Company's directors and executive officers.

            NAME                    AGE                     POSITION
            ----                    ---                     --------
Jack M. Lloyd................       47        Chairman of the Board, President, and Chief
                                              Executive Officer

William J. Howard............       52        Executive Vice President, Secretary, and Director

William G. Cox...............       48        Chief Operating Officer and Director

Todd S. Brown................       40        Vice President, Chief Financial Officer,
                                              Treasurer, and Director

Michael Larsen...............       42        Vice President

John M. Holliman, III........       43        Director

C. Alan MacDonald............       63        Director

Fred W. Martin...............       66        Director

Philip B. Smith..............       60        Director


     Jack M. Lloyd has served as Chairman of the Board of the Company since July 9, 1996 and as President, Chief Executive Officer, and a director of the Company since March 29, 1996. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of DRC from 1987 until March 1996 and served as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980s. Mr. Lloyd also currently serves as a director of Action Performance Companies, Inc., a publicly held company, and Masterview Window Company, a privately held company.

     William J. Howard has served as Executive Vice President of the Company since July 9, 1996 and as Secretary and a director of the Company since March 29, 1996. Mr. Howard served as a Vice President of the Company from March 29, 1996 until July 3, 1996. Mr. Howard served as President of DRC from November 1994 until March 1996 and as a director of DRC from 1990 until March 1996. Mr. Howard served as Vice President of DRC from 1990 until November 1994 and as Chief Financial Officer of DRC from 1990 until August 1994. Prior to joining DRC, Mr. Howard held numerous senior management positions with Citicorp and Citibank, including Senior Vice President and Senior Credit Officer with Citicorp Mortgage, Inc.

     William G. Cox has served as Chief Operating Officer and a director of the Company since March 29, 1996. Mr. Cox served as Vice President - Operations for Denny's, Inc. from June 1993 until November 1995, with responsibility for approximately 590 company-owned and franchised Denny's restaurants located throughout the United States. Mr. Cox served as a Senior Vice President of Flagstar and as Chief Operating Officer of Flagstar's "Quincy's" restaurant chain from May 1992 to June 1993. Mr. Cox served as Vice President of Eastern Operations of Denny's, Inc. from March 1991 to May 1992 and as a Regional Manager and Division Leader for Denny's, Inc.

from 1981 to March 1991. Mr. Cox joined Denny's, Inc. as a Manager-in-Training in September 1977 and had advanced to the position of Regional Manager by 1981.

     Todd S. Brown has served as Vice President, Chief Financial Officer, Treasurer, and a director of the Company since March 29, 1996. Mr. Brown served as Vice President, Chief Financial Officer, and a Director of DRC from September 1994 until March 1996. Mr. Brown was employed by Deloitte & Touche LLP from 1980 to September 1994, most recently as a Senior Manager. Mr. Brown is a Certified Public Accountant in the state of Arizona.

     Michael Larsen has served as a Vice President of the Company since March 29, 1996. From 1993 until March 1996, Mr. Larsen served as Vice President of Real Estate and Development of DRC. Mr. Larsen directs the due diligence of site and building acquisitions and coordinates the construction of new restaurants. From April 1984 to April 1993, Mr. Larsen was the Operations Manager for B&B Properties, an advisor to several publicly traded real estate investment trusts.

     John M. ("Jock") Holliman, III has served as a director of the Company since March 29, 1996. Mr. Holliman served as a director of DRC from January 1995 until March 1996. Mr. Holliman is the sole general partner of AGP Management, L.P., which is the managing general partner of Valley Ventures, L.P., a limited partnership formed in 1993 to purchase the venture capital portfolio of Valley National Bank of Arizona. From 1985 to 1993, Mr. Holliman served as Senior Managing Director of Valley National Investors, Inc., a wholly owned Small Business Investment Corporation subsidiary of Valley National Bank of Arizona. Mr. Holliman also currently serves as a director of Voxel, OrthoLogic Corp., and Express America Holdings Corp., each of which are publicly held corporations, and several other privately held corporations. Mr. Holliman also serves as a director of several non-profit organizations.

     C. Alan MacDonald has served as a director of the Company since July 1993. Mr. MacDonald currently is a General Partner of the Marketing Partnership Inc., a packaged goods marketing consulting firm. From 1992 through 1994, Mr. MacDonald was Chairman of the Board and Chief Executive Officer of Lincoln Snacks Company and continues to serve on that company's Board of Directors. From 1983 to 1995, Mr. MacDonald served as President and Chief Executive Officer of the Nestle Foods Corporation. From 1955 through 1982, Mr. MacDonald was employed by the Stouffers Corporation, serving as President of The Stouffer Frozen Food Company from 1971 through 1982. Mr. MacDonald currently serves as a director of several privately held corporations.

     Fred W. Martin has served as a director of the Company since March 29, 1996. Mr. Martin served as a director of DRC from November 1994 until March 1996. Mr. Martin served as Western Regional Director of Franchise Development with Denny's, Inc. from 1985 to 1994, during which time he approved and developed 400 franchise and company locations for Denny's, Inc. throughout the western United States. Mr. Martin served as Western Real Estate Representative with Denny's, Inc. from 1979 until 1985.

     Philip B. Smith has served as a director of the Company since May 1993. Mr. Smith has been a Vice Chairman of the Board of Spencer Trask Securities Incorporated since 1991. He was formerly a Managing Director of Prudential Securities in its merchant bank. Mr. Smith is a founding general partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City. From 1981 to 1984, he served as Executive Vice President and Group Executive of the worldwide corporations group at Irving Trust Company. Prior to joining Irving Trust Company, he was at Citibank for 15 years, where he founded Citicorp Venture Capital as President and Chief Executive Officer. Since 1988, Mr. Smith also has been the managing general partner of Private Equity Partnership, L.P. Mr. Smith is also a director of ChatCom, Inc., Digital Video Systems, KLS Resources, Inc., Movie Gallery, Inc., and StarPress, Inc., which are publicly held companies, as well as several privately held companies.

     All directors of the Company hold office until the Company's next annual meeting of shareholders or the election and qualification of their successors. The former shareholders of DRC collectively own a sufficient number of shares of the Company's Common Stock to elect all of the members of the Board of Directors. There is no agreement or understanding between the Company and any of the persons who constitute the Company's Board of Directors as to their serving on the Company's Board of Directors in the future.

     The Company's Board of Directors maintains an Audit Committee, a Compensation Committee, a 1992 Stock Option Plan Committee, and a 1995 Directors' Stock Option Plan Committee. Messrs. Holliman and Smith constitute the Audit Committee; Messrs. Holliman, MacDonald, and Martin constitute the Compensation and 1992 Stock Option Plan Committees; and Messrs. Lloyd and Howard constitute the 1995 Directors' Stock Option Plan Committee.

KEY EMPLOYEES

     The Company has identified Robert L. Hogan, Paul J. Bier, and Robert J. Gentz as key employees.

     Robert L. Hogan has served as a Vice President - Marketing of the Company since August 1996. Mr. Hogan is responsible for the marketing, research and product development efforts for all of the Company's Denny's and Black-eyed Pea restaurants. Prior to joining the Company, Mr. Hogan served as Vice President of Marketing for Jack-In-The-Box Restaurants from 1979 to 1983; was employed as Vice President of Marketing with SAGA Corp. from 1984 to 1986; operated his own multi-unit restaurant company in California from 1986 to 1994, and was employed as Vice President of Marketing with Shoney's Inc. from 1995 to 1996.

     Paul J. Bier has served as the Company's Vice President - Operations for the Company's Denny's restaurants since October 1996. Mr. Bier's 25 years of food service experience includes employment with Denny's, Inc. from 1974 to 1996. Mr. Bier most recently served as Division Vice President for Denny's, Inc. with responsibility for over 500 company-owned and franchised restaurants.

     Robert J. Gentz has served as Senior Vice President - Franchising and Development of the Company since October 1996. Mr. Gentz oversees the franchising and development of Black-eyed Pea restaurants. Prior to joining the Company, Mr. Gentz spent nine years as Executive Vice President for CNL Group, Inc., a diversified investment company that specializes in providing financing to the restaurant industry. Mr. Gentz also served as Director of Development for Wendy's International, Inc. from 1982 through 1988, where he was responsible for company-owned and franchised restaurant development.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires the Company's directors and officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended January 1, 1997, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year except that (i) Jack M. Lloyd filed a late report on Form 4 covering two transactions; (ii) Todd S. Brown filed two late reports on Form 4 covering two transactions; (iii) John M. Holliman, III filed a late report on Form 4 covering two transactions, and (iv) Haig V. Antranikian, a former officer and director of the Company, filed two late reports on Form 4 covering a total of ten transactions.

ITEM 11.    EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation of each of the Company's Chief Executive Officers and the four other most highly compensated executive officers whose cash salary and bonuses exceeded $100,000 during the fiscal year ended January 1, 1997 (the "Named Executive Officers").





                                                                                                     LONG-TERM
                                                                                                   COMPENSATION
                                                                                                   ------------
                                                                 ANNUAL COMPENSATION                  AWARDS
                                                     ------------------------------------------       ------
                                                                                   OTHER ANNUAL     SECURITIES
                                        FISCAL       SALARY                        COMPENSATION     UNDERLYING        ALL OTHER
    NAME AND PRINCIPAL POSITION          YEAR         $(1)             BONUS($)         ($)         OPTIONS (#)   COMPENSATION($)(2)
    ---------------------------          -----       ------            --------    ------------    ------------   ------------------
Jack M. Lloyd, Chairman of the           1996       $375,200                --               --             --               --
  Board, President, and Chief            1995        312,000                --               --             --               --
  Executive Officer(3)                   1994        312,000                --               --             --               --

Jeffrey D. Miller, Chairman of the       1996       $129,227                --         $      0             --         $115,385
  Board, President, and Chief            1995        240,863                --           23,750             --               --
  Executive Officer(4)                   1994        193,808                --           25,847             --               --

William J. Howard, Executive Vice        1996       $187,600                --               --             --               --
  President and Secretary(5)             1995        156,000                --               --             --               --
                                         1994        156,000                --               --             --               --

William A. Cox, Chief Operating          1996       $221,795(6)             --              --         300,000(7)      $ 15,921
  Officer

Todd S. Brown, Vice President,           1996       $115,700          $ 75,000              --         124,800(9)            --
  Chief Financial Officer, and           1995         91,000                --              --              --               --
  Treasurer(5)                           1994         27,300(8)          9,000              --              --               --

Michael Larsen, Vice President(5)        1996       $135,470                --              --         100,000(9)            --
                                         1995        150,020                --              --              --               --
                                         1994        150,020                --              --              --               --

------------------

(1) Each of the Named Executive Officers received certain perquisites, the value of which did not exceed 10% of their salary during fiscal 1996.

(2) Amounts paid in fiscal 1996 represent (i) severance payments to Mr. Miller in the amount of $115,385 and (ii) reimbursement of relocation expenses to Mr. Cox in the amount of $15,921.

(3) Mr. Lloyd became the Company's President and Chief Executive Officer upon consummation of the Merger on March 29, 1996, and became the Company's Chairman of the Board on July 9, 1996. Amounts shown for periods prior to March 29, 1996 represent payments to Mr. Lloyd for services as an executive officer of DRC prior to the Merger. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation."

(4) Mr. Miller served as the President and Chief Executive Officer of the Company or its predecessors from April 1986 until March 1996. Mr. Miller also served as Chairman of the Board of the Company or its predecessors from April 1986 until July 1996.

(5) Each of Messrs. Howard, Brown, and Larsen became executive officers of the Company upon consummation of the Merger on March 29, 1996. Amounts shown for periods prior to March 29, 1996 represent payments to each such person for services as an executive officer of DRC prior to the Merger. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation."

(6) Represents amounts accrued or paid beginning on March 29, 1996, the date of Mr. Cox's employment with the Company.

(7) The exercise price of options to acquire 60,000 shares of Common Stock is $3.00 per share, which was less than the fair value of the Company's Common Stock on the date of grant. The exercise price of the remaining options to acquire 240,000 shares of Common Stock is $4.00 per share, which was the fair value of the Company's Common Stock on the date of grant.

(8) Represents amounts accrued or paid beginning in September 1994, the date of Mr. Brown's employment with DRC.

(9) The exercise prices of such options were equal to the fair value of the Company's Common Stock on the date of grant.

OPTIONS GRANTS

     The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during the fiscal year ended January 1, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                    INDIVIDUAL GRANTS
                        ---------------------------------------------------------------
                                                                                                  POTENTIAL REALIZABLE VALUE
                                     PERCENTAGE                                                       AT ASSUMED ANNUAL
                        NUMBER OF     OF TOTAL                                                       RATES OF STOCK PRICE
                        SECURITIES     OPTIONS                   EXERCISE                              APPRECIATION FOR
                       UNDERLYING    GRANTED TO    EXERCISE       PRICE                                 OPTION TERM(2)
                         OPTIONS    EMPLOYEES IN     PRICE       AT DATE     EXPIRATION    -----------------------------------------
 NAME                  GRANTED (#)   FISCAL YEAR   ($/SH)(1)    OF GRANT($)     DATE           0%             5%             10%
 ----                  -----------   -----------   ---------    -----------  ----------    --------      ----------      ----------
Jack M. Lloyd .......         --           --            --           --           --            --              --              --
Jeffrey D. Miller(3)          --           --            --           --           --            --              --              --
William J. Howard ...         --           --            --           --           --            --              --              --
William A. Cox ......     60,000          7.1%      $  3.00      $  4.00      3/28/06      $ 60,000      $  210,935      $  442,498
                         240,000         28.4%      $  4.00      $  4.00      3/28/06      $      0      $  603,738      $1,529,993
Todd S. Brown .......    124,800         14.8%      $  4.00      $  4.00      4/28/06      $      0      $  313,944      $  795,596
Michael Larsen ......    100,000         11.8%      $  4.00      $  4.00      4/28/06      $      0      $  251,558      $  637,496

----------

(1) Twenty percent of the options were vested and exercisable on the date of grant, and the remainder of the options vest and become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.

(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Company's Common Stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of the Company's Common Stock.

(3) Mr. Miller served as the President and Chief Executive Officer of the Company or its predecessors from April 1986 until March 1996. Mr. Miller also served as Chairman of the Board of the Company or its predecessors from April 1986 until July 1996.

OPTION HOLDINGS

     The following table sets forth information concerning the number and value of all options held at January 1, 1997, by the Named Executive Officers.

                             YEAR-END OPTION VALUES

                                       NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                    OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END ($)(1)
                                   ----------------------------     ------------------------------
          NAME                     EXERCISABLE    UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
          ----                     -----------    -------------     -----------      -------------
Jack M. Lloyd.....................     --                 --             N/A             N/A
Jeffrey D. Miller(2)..............     --                 --             N/A             N/A
William J. Howard.................     --                 --             N/A             N/A
William A. Cox....................   60,000          240,000           $7,500             $0
Todd S. Brown ....................   24,960           99,840             $0               $0
Michael Larsen....................   20,000           80,000             $0               $0


--------------------

(1) Calculated based upon the closing price of the Company's Common Stock on December 31, 1996 of $3.125 per share, less the exercise prices of the options held. Except as indicated, the exercise prices of all options held by the Named Executive Officers were greater than $3.125 per share on that date.

(2) Mr. Miller served as the President and Chief Executive Officer of the Company or its predecessors from April 1986 until March 1996. Mr. Miller also served as Chairman of the Board of the Company or its predecessors from April 1986 until July 1996.

EMPLOYMENT AGREEMENTS

General

     The Company currently is a party to employment agreements with each of Jack M. Lloyd, William J. Howard, Todd S. Brown, and William G. Cox. In addition to the provisions of the individual employment agreements as described below, the employment agreements generally require the Company to provide each person with certain medical and life insurance benefits, to reimburse them for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with the Company's business and their duties under their respective employment agreements, and to provide such other fringe benefits that the Company makes generally available to all of its employees on a non-discriminatory basis. The employment agreements with Messrs. Lloyd, Howard, and Cox require the Company to provide each such officer with an automobile for use in connection with the Company's business. The agreements with Messrs. Lloyd, Howard, Brown, and Cox contain provisions that prohibit the respective officer from (i) competing with the business of the Company, (ii) taking certain actions intended to solicit other persons to terminate their business relationship with the Company or to terminate his or her employment relationship with the Company, and (iii) making unauthorized use or disclosure of the Company's trade names, fictitious names, or confidential information.

Jack M. Lloyd; William J. Howard; Todd S. Brown

     DRC entered into employment agreements, effective September 30, 1994, with each of Jack M. Lloyd, William J. Howard, and Todd S. Brown. Upon consummation of the Merger, the Company assumed DRC's obligations under these agreements. The employment agreement with Mr. Lloyd, as recently amended, provides for a base salary of $520,000 per year; the agreement with Mr. Howard, as recently amended, provides for a base salary of $260,000 per year; and the agreement with Mr. Brown, as amended, provides for a base salary of $124,800 per year. In addition, each agreement provides that the Company may pay each of Messrs. Lloyd,

Howard, and Brown additional incentive compensation for each fiscal year, based upon standards to be determined from time to time by the Company's Board of Directors in its sole discretion. In order to be eligible to receive incentive compensation for any fiscal year, however, the officer must be employed by the Company on the last day of such fiscal year. Each employment agreement expires on December 25, 1997. The Company may terminate each officer's employment only for cause, as defined in the respective agreements. Each agreement also will terminate automatically upon the death of the respective officer, and each officer may terminate his employment agreement upon 60 days' written notice to the Company.

William G. Cox

     In December 1995, the Company entered into an employment agreement with William G. Cox, which became effective upon consummation of the Merger. Pursuant to his agreement with the Company, Mr. Cox serves as the Chief Operating Officer of the Company at a base salary of $220,000 per year. The agreement also provides that Mr. Cox will be eligible to receive an annual bonus of up to 50% of his annual base salary pursuant to a bonus pool plan to be established by and administered in the sole discretion of the Company. Pursuant to the agreement, the Company reimbursed Mr. Cox for certain relocation expenses and granted to Mr. Cox options to purchase 300,000 shares of the Company's Common Stock. Mr. Cox's agreement provides for his employment until March 29, 1999, subject to extension for additional one-year periods under mutually agreeable terms and conditions. The Company may terminate the agreement only for cause, as defined in the agreement.

STOCK OPTION PLANS

1996 Stock Option Plan

     On December 10, 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"), subject to shareholder approval of the 1996 Plan prior to December 10, 1997. A total of 500,000 shares of the Company's Common Stock has been reserved for issuance under the 1996 Plan. The 1996 Plan is intended to promote the interests of the Company by encouraging key persons associated with the Company to acquire, or otherwise increase, their proprietary interest in the Company and an increased personal interest in its continued success and progress. The 1996 Plan provides for the grant of options to acquire Common Stock of the Company ("Options"), the direct grant of Common Stock ("Stock Awards"), the grant of stock appreciation rights ("SARs"), and the grant of other cash awards ("Cash Awards") (Stock Awards, SARs, and Cash Awards are collectively referred to herein as "Awards"). If any Option or SAR terminates or expires without having been exercised in full, stock not issued under such Option or SAR will again be available for the purposes of the 1996 Plan. The 1996 Plan is intended to comply with Rule 16b-3 as promulgated under the Exchange Act with respect to persons subject to Section
16 of the Exchange Act. As of March 21, 1997, the Company has not granted any Options under the 1996 Plan. Upon approval by the Company's shareholders, the 1996 Plan will remain in effect until December 9, 2006.

     Options and Awards may be granted pursuant to the 1996 Plan only to persons ("Eligible Persons") who at the time of grant are either (i) key personnel (including officers and directors) of the Company, or (ii) consultants or independent contractors who provide valuable services to the Company. Options granted pursuant to the 1996 Plan may be incentive stock options or non-qualified stock options. Options that are incentive stock options may be granted only to key personnel of the Company who are also employees of the Company. To the extent that granted Options are incentive stock options, the terms and conditions of those Options must be consistent with the qualification requirements set forth in the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").

     The Eligible Persons under the 1996 Plan are divided into two groups, and there is a separate administrator (each a "Plan Administrator") for each group. One group consists of the executive officers and directors of the Company and persons who own 10 percent or more of the Company's issued and outstanding stock. The power to administer the 1996 Plan with respect to those persons is vested exclusively with the Board of Directors or a committee (the "Senior Committee") consisting of two or more non-employee directors who are appointed by the Board of Directors. The power to administer the 1996 Plan with respect to the remaining Eligible Persons is vested with the Board of Directors of the Company or with a committee of one or more directors appointed by the Board of Directors. The maximum number of shares of stock with respect to which Options or Awards may be granted to any employee during the term of the 1996 Plan may not exceed 50 percent of the shares of Common Stock covered by the 1996 Plan.

     Each Plan Administrator will determine which of the Eligible Persons in its group will be granted Options and Awards, the amount and timing of the grant of such Options and Awards, the expiration date, maximum number of shares purchasable, the exercise prices, and the other provisions of the Options or Awards at the time of grant. The exercise price of any Option intended to be an incentive stock option may not be less than 100 percent of the fair market value of the Common Stock at the time of the grant (110 percent if the Option is granted to a person who at the time the Option is granted owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company). Options may be granted for terms of up to 10 years and will vest and become exercisable in whole or in one or more installments at such time as may be determined by the Plan Administrator upon the grant of the Options. To exercise an Option, the optionholder will be required to deliver to the Company full payment of the exercise price for the shares as to which the Option is being exercised. Generally, Options can be exercised by delivery of cash, check, or shares of Common Stock of the Company.

     SARs will entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the price on the date the SAR was granted or became effective to the market value of the Common Stock on the date the SARs are exercised or surrendered. Stock Awards will entitle the recipient to receive shares of the Company's Common Stock directly. Cash Awards will entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of the Common Stock or other securities of the Company. The Plan Administrators may determine such other terms, conditions, or limitations, if any, on any Awards granted pursuant to the 1996 Plan.

Amended and Restated 1992 Stock Option Plan

     A total of 1,000,000 shares of the Company's Common Stock have been reserved for issuance under the Company's Amended and Restated 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan limits the persons eligible to receive options to directors, consultants, and key employees, including officers, of the Company or a subsidiary of the Company and "key persons" who are not employees but have provided valuable services, have incurred financial risk on behalf of the Company, or have extended credit to the Company or its subsidiaries. The 1992 Plan provides that options granted to employees may be incentive stock options or non-qualified options pursuant to the Internal Revenue Code. Key persons who are not employees are eligible to receive only non-qualified options. The 1992 Plan is intended to comply with Rule 16b-3 as promulgated under the Exchange Act with respect to persons subject to Section 16 of the Exchange Act. As of March 21, 1997, there were outstanding options to acquire a total of 851,500 shares of Common Stock under the 1992 Plan. The number of shares and option prices are subject to adjustment pursuant to certain anti-dilution provisions contained in the 1992 Plan. The 1992 Plan terminates on April 1, 2002.

     The 1992 Stock Option Plan Committee (the "Committee") determines the periods during which options granted under the 1992 Plan may be exercised, but no option granted under the 1992 Plan may expire more than 10 years from the date of grant. The Board of Directors or the Committee, in its sole discretion, determines the exercise price of options granted under the 1992 Plan. Incentive stock options may not have an exercise price less than the fair market value of the Common Stock on the grant date, except that, in the case of an incentive stock option granted to any participant who owns more than 10% of the Company's outstanding voting shares, the exercise price must be at least 110% of the fair market value of the Common Stock on the date of grant and the term of the option may be no longer than five years. Options that are not incentive stock options may not have an exercise price less than the greater of the minimum price required by applicable state law, by the Company's Restated Articles of Incorporation, or the par value of the Common Stock.

     At the discretion of the Committee or the Board of Directors, options may be exercised by delivery of any combination of cash, shares of Common Stock, or by delivering to the Company a promissory note upon such terms and conditions as the Committee or Board of Directors may determine. The 1992 Plan also permits the Committee or the Board of Directors, in its sole discretion, to include a provision in any option agreement that will allow the optionholder, on any date on which the option is exercisable and on which the fair market value (as defined in the 1992 Plan) of Common Stock exceeds the exercise price of the option, to surrender the option in lieu of exercise and in exchange receive cash or shares of Common Stock in an amount equal to the excess of the fair market value of Common Stock over the exercise price of the option.

1995 Directors Stock Option Plan

     A total of 300,000 shares of Common Stock have been reserved for issuance under the Company's 1995 Directors Stock Option Plan (the "1995 Plan"). The purpose of the 1995 Plan is to promote the interests of the Company and its shareholders by strengthening the Company's ability to attract and retain the services of experienced and knowledgeable non-employee directors and by encouraging such directors to acquire an increased proprietary interest in the Company.

     Options to purchase 10,000 shares of Common Stock are automatically granted to each non-employee director of the Company on the date of his or her initial election to the Board of Directors or re-election at an annual meeting of the Company's shareholders. Directors who are first elected or appointed to the Board of Directors on a date other than an annual meeting date are automatically granted options to purchase the number of shares of Common Stock equal to the product of 10,000 multiplied by a fraction, the numerator of which is the number of days during the period beginning on such grant date and ending on the date of the next annual meeting, and the denominator of which is 365. If no meeting is scheduled at a time a director is first elected or appointed to the Board of Directors, the date of the next annual meeting is deemed to be the 120th day of the fiscal year next following the interim grant date. The exercise price of each option is the fair market value of the Company's Common Stock on the business day preceding the date of grant, and the term of each option may not exceed ten years. One-half of the options granted vest and become exercisable after the first year of continuous service as a director following the automatic grant date, and 100% vest after two years of continuous service on the Board of Directors.

     The 1995 Plan replaced the Company's 1992 Directors' Stock Option Plan, pursuant to which options to purchase 22,500 shares of Common Stock at an exercise price of $6.00 per share were granted to each of Messrs. MacDonald and Smith. Each of Messrs. MacDonald and Smith received options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share at the time the 1995 Plan was approved by the Company's shareholders in March 1995. Upon consummation of the Merger, each of Messrs. McDonald, Smith, Holliman, and Martin were automatically granted options to purchase 10,000 shares of Common Stock at an exercise price of $3.94 per share under the 1995 Plan. The 1995 Plan expires on January 16, 2005.

DIRECTOR COMPENSATION

     Employees of the Company do not receive compensation for serving as members of the Company's Board of Directors. Effective April 29, 1996, non-employee members of the Board of Directors receive cash compensation in the amount of $10,000 per annum. Non-employee directors receive automatic grants of stock options under the 1995 Directors Stock Option Plan. See "Management - Stock Option Plans."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     C. Alan MacDonald, Fred W. Martin, and John M. Holliman, III served as members of the Compensation Committee of the Board of Directors during fiscal 1996. None of such individuals had any contractual or other relationships with the Company during fiscal 1996 except as directors.

INDEMNIFICATION AND LIMITATION OF PERSONAL LIABILITY OF DIRECTORS

     The Company's Amended and Restated Bylaws require the Company to indemnify its directors and officers against liabilities that they may incur while serving in such capacities, to the full extent permitted and in the manner required by the Georgia Business Corporation Code (the "GBCC"). Pursuant to these provisions, the Company will indemnify its directors and officers against any losses incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director or officer of the Company or served with another corporation, partnership, joint venture, trust or other enterprise at the request of the Company. In addition, the Company will provide advances for expenses incurred in defending any such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such advances if it is ultimately determined that he or she is not entitled to indemnification by the Company. The Company has entered into indemnification agreements with certain of its directors and executive officers pursuant to the foregoing provisions of its Amended and Restated Bylaws.

     As permitted by the GBCC, the Company's Restated Articles of Incorporation contain provisions that eliminate the personal liability of directors for monetary damages to the Company or its shareholders for breach of their fiduciary duties as directors. In accordance with the GBCC, these provisions do not limit the liability of a director for (i) any appropriation of a business opportunity of the Company in violation of the director's duty, (ii) acts or omissions that involve intentional misconduct or a knowing violation of law,
(iii) any dividend payment, stock repurchase, stock redemption or distribution in liquidation that is prohibited under Georgia law, or (iv) any merger from which the director derived an improper personal benefit. These provisions do not limit or eliminate the rights of the Company or any shareholder to seek an injunction or any other non-monetary relief in the event of a breach of a director's fiduciary duty. In addition, these provisions apply only to claims against a director arising out of his or her role as a director and do not relieve a director from liability for violations of statutory law, such as certain liabilities imposed on a director under the federal securities laws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the shares of the Company's Common Stock beneficially owned as of March 21, 1997 by (i) each of the Company's directors and executive officers; (ii) all executive officers and directors of the Company as a group; and (iii) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock.

                                                                  NUMBER       PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL HOLDER(1)                        OF SHARES(2)   OWNERSHIP(2)
----------------------------------------                        ------------   ------------
DIRECTORS AND EXECUTIVE OFFICERS
Jack M. Lloyd                                                    3,180,504         23.7%
William J. Howard                                                1,553,752         11.6%
William G. Cox                                                     120,000(3)         *
Todd S. Brown                                                       51,720(4)         *
Michael Larsen                                                      40,000(5)         *
John M. Holliman, III                                               17,436(6)         *
C. Alan MacDonald                                                   37,500(7)         *
Fred W. Martin                                                       6,000(8)         *
Philip B. Smith                                                     92,500(9)         *
All directors and executive officers as a group (9 persons)      5,099,412         37.1%

NON-MANAGEMENT 5% SHAREHOLDERS

BancBoston Ventures, Inc.(10)                                    2,124,352         15.8%
Jeffrey D. Miller(11)                                              689,451          5.1%

--------------
*   Less than 1.0%  of the outstanding shares of Common Stock.

(1) Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him, subject to applicable community property law. Except as otherwise indicated, each of such persons may be reached through the Company at 7373 N. Scottsdale Road, Suite D-120, Scottsdale, Arizona 85253.

(2) The numbers and percentages shown include the shares of Common Stock actually owned as of March 21, 1997 and the shares of Common Stock which the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock which the identified person or group had the right to acquire within 60 days of March 21, 1997 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3)  Represents 120,000 shares issuable upon the exercise of vested options.

(4) Represents 1,800 shares of Common Stock and 49,920 shares issuable upon the exercise of vested options.

(5)  Represents 40,000 shares issuable upon the exercise of vested options.

(6) Represents 9,436 shares of Common Stock and 5,000 shares issuable upon exercise of vested options held by Mr. Holliman and 3,000 shares of Common Stock beneficially owned by Mr. Holliman as trustee under a trust for the benefit of his mother.

(7)  Represents 37,500 shares issuable upon the exercise of vested options.

(8) Represents 1,000 shares of Common Stock held by Mr. Martin and his spouse and 5,000 shares issuable upon the exercise of vested options.

(9)  Represents 92,500 shares issuable upon the exercise of vested options.

(10) The address of BancBoston Ventures, Inc. is c/o BancBoston Capital, Inc., 100 Federal Street, Boston, Massachusetts 02110.

(11) Mr. Miller is a former officer and director of the Company. Mr. Miller's address is 13845 East Laurel Lane, Scottsdale, Arizona 85259.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Each of Jeffrey D. Miller and Haig V. Antranikian, former officers and directors of the Company, owns a 20% interest in a building located in Marion, Ohio that the Company leased for administrative offices. The Company paid rent of $2,850 per month under the lease, which was the amount payable per month under a promissory note issued to finance the initial acquisition of the building. The Company also was responsible for all taxes, utilities, maintenance, and other expenses associated with the building. Effective with the closing of the Merger, the Company's obligations under this lease were terminated by paying the lessor an amount equal to 50% of the balance of payments remaining under the lease.

     Jeffrey D. Miller, a former officer and director of the Company, and his wife have personally guaranteed repayment of certain of the Company's obligations, including certain obligations of the Company to its joint venture partners and its affiliates, obligations under the Denny's Franchise Agreements, and certain property and equipment lease obligations of the Company.

     During 1995, DRC entered into leases for two restaurant properties owned by Lloyd/Howard L.L.C. ("Lloyd/Howard"), a limited liability company controlled by Jack M. Lloyd (Chairman of the Board and Chief Executive Officer of DRC at that time) and William J. Howard (President and a director of DRC at that time). Lloyd/Howard acquired these two properties and certain other properties from Kettle Restaurants, Inc. in consideration of the assumption by Lloyd/Howard of environmental liabilities associated with the two properties leased by DRC. During 1996, Lloyd/Howard sold one of the properties to CNL and the Company entered into a lease with CNL for that location. The Company paid Lloyd/Howard rent of approximately $120,000 with respect to these two restaurant properties during fiscal 1996.

     During the term of his employment with the Company, the Company from time to time made loans to Mr. Miller. The largest outstanding principal balance of such loans during fiscal 1996 was $110,000. As of January 1, 1997, there was no outstanding principal remaining on those loans.

     Upon consummation of the Merger, the Company issued an aggregate of (i) 3,103,504 shares of Common Stock, $11,196,000 principal amount of Series B Notes, and Series B Warrants to purchase an aggregate of 293,223 shares of Common Stock to Jack M. Lloyd, Chairman of the Board and Chief Executive Officer of DRC; (ii) 1,551,752 shares of Common Stock, $5,598,000 principal amount of Series B Notes, and Series B Warrants to purchase 146,611 shares of Common Stock to William J. Howard, President and a director of DRC; and (iii) 1,878,788 shares of Common Stock, $6,000,000 principal amount of Series A Notes, and Series A Warrants to purchase 188,047 shares of Common Stock to BancBoston, in exchange for such persons' respective shares of DRC capital stock. Upon consummation of the Merger, Mr. Lloyd became President, Chief Executive Officer and a Director of the Company and Mr. Howard became a Vice President and Director of the Company. Mr. Lloyd became Chairman of the Board of the Company on July 9, 1996 and Mr. Howard became Executive Vice President of the Company on July 9, 1996.

     In connection with the Merger, the Company entered into a registration rights agreement with Mr. Lloyd, Mr. Howard, BancBoston, and the other former shareholder of DRC with respect to the shares of Common Stock issued to them in the Merger and the shares issuable upon exercise of the warrants. In connection with the BEP Acquisition, the Company repaid all of the $6.0 million principal amount outstanding on its Series A Notes held by BancBoston plus accrued and unpaid interest thereon for $5.2 million in cash and 250,000 shares of the Company's Common Stock. Upon payment of the Series A Notes, the related Series A Warrants were automatically cancelled. The Company granted registration rights to BancBoston for the 250,000 shares issued to it. Pursuant to various contractual obligations, in November 1996 the Company registered for resale an aggregate of 4,660,540 shares of Common Stock held by or issuable to certain holders of the Company's Common Stock and various warrants and unit purchase options, including 2,124,352 shares held by BancBoston and 999,190 shares held by Jeffrey D. Miller, a former officer and director of the Company.

     In May 1996, Jeffrey D. Miller, the Company's Chairman of the Board at that time, forgave a $1.0 million loan to the Company at the request of former shareholders of DRC. The existence of the loan would have constituted a breach of obligations of the Company to the former shareholders of DRC.

     In connection with the financing of the BEP Acquisition, LH Leasing Company, Inc. ("LH Leasing"), a corporation owned by Jack M. Lloyd and William
J. Howard, purchased from the Company for cash in the amount of $14.25 million the equipment located at 62 Black-eyed Pea restaurants leased by BEP, a wholly owned subsidiary of the Company, or Texas BEP, L.P. ("Texas BEP"), a limited partnership in which BEP is the general partner and in which a wholly owned subsidiary of BEP is the limited partner. Concurrently with the sale of the equipment to LH Leasing, LH Leasing leased the equipment to the Company and the Company subleased the equipment to BEP or Texas BEP. The equipment lease has a term of five years and grants the Company an option to purchase the equipment at its fair market value upon the expiration of the lease. The terms of the subleases between the Company and each of BEP and Texas BEP are consistent with the terms set forth in the equipment lease between the Company and LH Leasing. Messrs. Lloyd and Howard formed LH Leasing as an accommodation to the Company to enable it to satisfy the requirements of the Company's senior lenders. Messrs. Lloyd and Howard received no material compensation for the transactions involving the Company and LH Leasing.

     In order to finance its sale and lease transaction with the Company, LH Leasing borrowed cash in the amount of $14.25 million from FFCA. Messrs. Lloyd and Howard jointly and severally guaranteed the repayment of the loan. In addition, Messrs. Lloyd and Howard pledged their stock in LH Leasing to FFCA as additional collateral for the loan.

     Effective as of July 3, 1996, the Company sold the assets related to 23 restaurants operated under the "Ike's" and "Jerry's" trade names to Mid-American Restaurants, Inc. ("Mid-American"), a corporation wholly owned by Haig V. Antranikian, a Vice President and director of the Company at that time. As payment for the restaurants, Mid-American issued to the Company a promissory note in the principal amount of $4.6 million (the "Mid-American Note"). The Mid-American Note (i) bears interest at the rate of 10% per annum through June 30, 2001, 11% per annum through June 30, 2002, and 12% per annum through June 30, 2003, and (ii) requires Mid-American to make 60 equal installments of $65,000 per month beginning on July 31, 1996, 12 equal installments of $75,000 per month beginning on July 31, 2001, and 11 equal installments of $85,000 per month beginning on July 31, 2002. All unpaid principal and interest on the Mid-American Note will be due and payable on June 30, 2003. The Mid-American
Note is secured by (a) all of the assets transferred to Mid-American, (b) the personal guaranty of Mr. Antranikian and his wife, and (c) the pledge of all of the outstanding stock of Mid-American owned by Mr. Antranikian. The Mid-American Note also requires Mid-American to prepay all or a portion of the outstanding principal under such note in the event of (1) an equity issuance or other contribution to Mid-American's capital in excess of $500,000, in which case Mid-American must make prepayments equal to 50% of Mid-American's net proceeds from each such issuance or contribution up to $5.0 million and 100% of such net proceeds in excess of $5.0 million, or (2) a sale by Mid-American of any of its assets, to the extent that such sale results in net proceeds to Mid-American in excess of $25,000.

     In connection with the sale to Mid-American, the Company and Mid-American entered into a master sublease agreement (the "Master Sublease") with respect to the 23 restaurant properties pursuant to which Mid-American subleases each of the restaurant properties on essentially the same terms as the terms of the leases between the Company and the respective owners of those properties. Mid-American's obligations under the Master Sublease are secured by Mr. Antranikian's personal guaranty.

     Also in connection with the sale to Mid-American, (i) Mr. Antranikian repaid all outstanding principal and interest, totalling approximately $120,000, under a loan made by the Company to Mr. Antranikian in April 1996; (ii) Mr. Antranikian resigned as an officer and director of the Company; (iii) all of the Company's obligations under Mr. Antranikian's employment agreement with the Company were cancelled; and (iv) unvested employee stock options to purchase 28,667 shares of the Company's Common Stock held by Mr. Antranikian were cancelled.

     During fiscal 1996, the Company made various advances to Jack M. Lloyd. Such advances totalled $400,000 as of January 1, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

     (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

     (2) Financial Statement Schedule:

     Schedule II, Valuation and Qualifying Accounts for the years ended December 28, 1994, December 27, 1995 and January 1, 1997, is set forth on page S-1 of this Report.

     All other schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(b)  REPORTS ON FORM 8-K.

     Not applicable.

(c)  EXHIBITS - INDEX OF EXHIBITS

EXHIBIT NO                   DESCRIPTION OF EXHIBIT
----------                   ----------------------
   2.1      Amended and Restated Agreement and Plan of Merger, dated as of August 9, 1995, between
            American Family Restaurants, Inc. and Denwest Restaurant Corp. Included herein as Annex A to the Proxy Statement/Prospectus.(1)

   2.4      List of Schedules to Amended and Restated Agreement and Plan of Merger, dated as of August
            9, 1995, between American Family Restaurants, Inc. and Denwest Restaurant Corp.(1)

   2.5      Stock Purchase Agreement dated May 31, 1996, between BEP Holdings, Inc. and DenAmerica
            Corp.(2)

   3.1      Articles of Restatement of the Articles of Incorporation of American Family Restaurants, Inc. and
            Articles of Amendment thereto.(3)

   3.2      Amended and Restated Bylaws of American Family Restaurants, Inc.(4)

   3.3      Certificate of Merger of Denwest Restaurant Corp. into American Family Restaurants, Inc.(5)

   4.1      Form of Indenture between DenAmerica Corp. and State Street Bank and Trust Company, as
            trustee, relating to the Series A Notes (including the Form of Series A Note).(5)

   4.2      Form of Indenture between DenAmerica Corp. and State Street Bank and Trust Company, as
            trustee, relating to the Series B Notes (including the Form of Series B Note).(5)

   4.3      Form of Series A Common Stock Purchase Warrant.(3)

   4.4      Form of Series B Common Stock Purchase Warrant.(3)

   4.5      Common Stock Purchase Warrant dated March 29, 1996, issued to Banque Paribas.(5)

   4.6      Supplemental Indenture (Series B Notes) between DenAmerica Corp. and State Street Bank and
            Trust Company, as trustee(2)

   4.7      Common Stock Purchase Warrant dated July 3, 1996, issued to BEP Holdings, Inc.(2)

   4.8      Common Stock Purchase Warrant dated July 3, 1996, issued to Banque Paribas(2)

   9.1      Voting Agreement, dated August 9, 1995, by and between Jeffrey D. Miller and Denwest
            Restaurant Corp.(1)

   9.2      Form of Voting Agreement to be entered into between American Family Restaurants, Inc. and certain of the shareholders of Denwest Restaurant Corp.(1)

   10.1     American Family Restaurants, Inc. 1992 Stock Option Plan.(3)


EXHIBIT NO                            DESCRIPTION OF EXHIBIT
----------                            ----------------------
   10.1A    American Family Restaurants, Inc. Amended and Restated 1992 Stock Option Plan.(3)

   10.2     American Family Restaurants, Inc. Directors Stock Option Plan.(3)

   10.22    Warrant issued by Great American Restaurants, Inc. to Spencer Trask Securities, Incorporated for
            21,292 shares of Common Stock, dated July 27, 1992. (American Family Restaurants, Inc. issued five additional warrants which are substantially identical in all material respects, except as to warrantholder and number of shares.  The six warrants give rights to purchase a total of 48,000 shares of Common Stock.)(3)

   10.22A   Schedule of warrants substantially identical to Exhibit 10.22.(3)

   10.23    Joint Venture Agreement of Densouth Restaurants II Joint Venture, entered into September 4, 1992 and effective January 2, 1992, by and between Great Restaurants of the Midsouth, Inc. and Densouth
            Foods II, Ltd., including First Amendment thereto, dated September 4, 1992, and Amendment thereto, dated April 15, 1993.(3)

   10.28    Letter Agreement between Great American Restaurants, Inc. and Denny's, Inc., dated August 25,
            1992, regarding reorganization.(3)

   10.29    Form of registration rights agreement covering the sale of the Series A Preferred Stock and warrants in the 1992 private placement. (Each such registration rights agreement is substantially identical in all material respects except as to date, number of shares and holder.) (3)

   10.29A   Schedule of registration rights agreements substantially identical to Exhibit 10.29.(3)

   10.30    Form of warrant issued in connection with the 1992 private placement. (Each agreement is substantially identical in all material respects except as to the date, the holder and the number of shares subject to the warrant.)(3)

   10.30A   Schedule of warrants substantially identical to Exhibit 10.30.(3)

   10.31    Unit Purchase Option to purchase up to 2.2224 units at $165,000 per unit, by Great American
            Restaurants, Inc. to Spencer Trask Securities, Incorporated, dated December 31, 1992. (There are nine unit purchase options substantially identical in all material respects except as to number of units, and option holder.)(3)

   10.31A   Schedule of unit purchase options substantially identical to Exhibit 10.31.(3)

   10.32    Warrant No. W-0527933 issued by Great American Restaurants, Inc. to Merl Trust for 33,333.33
            shares of Common Stock, dated June 2, 1993. (Three additional warrants were issued and are substantially identical in all material respects except as to the warrantholder and the number of shares.)(3)

   10.32A   Schedule of warrants substantially identical to Exhibit 10.32.(3)

   10.33    Registration Rights Agreement between Great American Restaurants, Inc. and Merl Trust, dated
            June 2, 1993 covering warrants issued in connection with 9% subordinated notes. (Registration
            Rights Agreements entered into by other holders of warrants issued in connection with the 9%
            subordinated notes are substantially identical in all material respects except as to the name of the holder.)(3)

   10.33A   Schedule of registration rights agreements substantially identical to Exhibit 10.33.(3)

   10.42    Warrant No. W-14R-l by Great American Restaurants, Inc. to Merck, Finck & Co. for 8,811
            (adjusted to 9,878) shares of Common Stock. (Additional warrants to purchase an aggregate of
            88,097 (adjusted to 88,219) shares of Common Stock were issued and are substantially identical in all material respects except as to the issue date, the holder of record and the number of shares.)(3)

   10.42A   Schedule of warrants substantially identical to Exhibit 10.42.(3)

   10.47    Warrant No. W-1 issued by Great American Restaurants, Inc. to O.T. Finance, S.A. for 237,845
            shares of Common Stock, dated September 1, 1993. (Three additional warrants were issued, and each is substantially identical in all material respects except as to the holder, the warrant number and the number of shares subject to the warrant.)(3)

   10.47A   Schedule of warrants substantially identical to Exhibit 10.47.(3)

EXHIBIT NO                          DESCRIPTION OF EXHIBIT
----------                          ----------------------
   10.48    Registration Rights Agreement between Great American Restaurants, Inc. and O.T. Finance,
            S.A., The Lucien I. Levy Revocable Living Trust, The Elvire Levy Revocable Living Trust, Merl
            Trust and Michele Spycher, dated September 1, 1993.(3)

   10.48A   Agreement by and among American Family Restaurants, Inc., O.T. Finance, S.A., The Elvire
            Levy Revocable Living Trust, The Lucien 1. Levy Revocable Living Trust, Merl Trust, Michele
            Spycher and Lucien I. Levy, dated September 1, 1994, amending Registration Rights
            Agreement.(3)

   10.49    Letter agreement between Spencer Trask Securities, Incorporated and Great American Restaurants,
            Inc., dated November 18, 1993.(3)

   10.50    Warrant No. W-5 issued by Great American Restaurants, Inc. to Spencer Trask Securities,
            Incorporated for 10,500 shares of Common Stock, dated November 18, 1993.(3)

   10.51    Warrant No. W-6 issued by Great American Restaurants, Inc. to John F. Steinmetz for 10,500
            shares of Common Stock, dated November 18, 1993.(3)

   10.60    Form of Franchise Agreement between American Family Restaurants, Inc. and Denny's, Inc.
            (American Family Restaurants, Inc. has 78 franchise agreements which are substantially identical in all material respects except as to location of restaurants and date of agreement.)(3)

   10.60A   Letter Agreement between American Family Restaurants, Inc. and Denny's, Inc., dated September
            13, 1994, regarding change of control provisions.(3)

   10.60B   Letter Agreement between American Family Restaurants, Inc. and Denny's, Inc., dated September
            13, 1994, regarding non-compete provisions.(3)

   10.60A   Schedule of franchise agreements substantially identical to Exhibit 10.60.(3)

   10.65    Form of Warrant Agreement between American Family Restaurants, Inc. and Fahnestock & Co.
            Inc. for 290,000 shares of Common Stock.(3)

   10.66    Stock Pledge and Assignment between American Family Restaurants, Inc., and Denny's, Inc.,
            dated June 13, 1994.(3)

   10.67    Letter Agreement between CNL Group, Inc. and American Family Restaurants, Inc. regarding sale-leaseback transactions, dated August 18, 1994.(3)

   10.68    Letter Agreement from CNL Group, Inc. to American Family Restaurants, Inc., dated October
            13, 1994, regarding the commitment letter.(3)

   10.69    Form of Letter regarding Proposed Amendment of Redeemable Warrants together with
            Registration Rights Agreement. (Letters and Registration Rights Agreements entered into by holders of warrants are substantially identical in all material respects except as to the name of the holder, the number of warrants and the expiration date of the warrants.)(1)

   10.70    Schedule of Letters regarding Proposed Amendment of Redeemable Warrants, together with
            Registration Rights Agreements, substantially identical to Exhibit 10.69 (included as
            Exhibit 10.30.A hereto).(1)

   10.71    Executive Employment Agreement between American Family Restaurants, Inc. and Edward
            Williams, dated July 12, 1995.(1)

   10.72    First Amended and Restated Executive Employment Agreement between American Family
            Restaurants, Inc. and Haig V. Antranikian, dated July 12, 1995.(1)

   10.73    Employment Agreement dated December 8, 1995 between American Family Restaurants, Inc. and
            William G. Cox.(1)

   10.74    Amendment No. 1 to Executive Employment Agreement between American Family Restaurants,
            Inc. and Jeffrey D. Miller.(1)

   10.75    Asset Purchase Agreement, dated as of September 8, 1995, by and among Fables-Innkeepers
            Management, Inc. and American Family Restaurants, Inc.(1)

   10.76    General Bill of Sale and Assignment of Assets, Properties and Business of Certain
            Restaurants, dated as of January 1, 1995, by and between DenGlass Foods Joint Venture and American Family Restaurants, Inc.(1)

EXHIBIT NO                           DESCRIPTION OF EXHIBIT
----------                           ----------------------
   10.77    Credit Agreement by and among American Family Restaurants, Inc.,
            Great Midwestern Restaurants, Inc., Great Restaurants of the
            Midsouth, Inc., AFR Acquisition Corp., Inc., Jerry's Licensing
            Corp., Florida Family Restaurants, Inc., McFadden Metz Leased
            Restaurants, Inc., The Provident Bank, as Agent and various lenders described therein, dated as of May 17, 1995.(1)
   10.78    Amendment to American Family Restaurants, Inc. Amended and Restated 1992 Stock Option
            Plan.(1)
   10.79    Letter Agreement, dated December 20, 1995, from American Family Restaurants, Inc. to
            Denny's, Inc. and Denwest Restaurant Corp.(1)
   10.80    Form of Registration Rights Agreement to be entered into between American Family Restaurants,
            Inc. and certain of the existing shareholders of Denwest Restaurant Corp.(1)
   10.81    Franchise Development Agreement, dated November 9, 1994, between Denny's, Inc. and Denwest
            Restaurant Corp.(1)
   10.82    Executive Employment Agreement, dated November 9, 1994, between Jack M. Lloyd and
            Denwest Restaurant Corp.(1)
   10.83    Executive Employment Agreement, dated November 9, 1994, between William J. Howard and
            Denwest Restaurant Corp.(1)
   10.84    Executive Employment Agreement, dated November 9, 1994, between William S. Leto and
            Denwest Restaurant Corp.(1)
   10.85    Executive Employment Agreement, dated as of November 9, 1994, between Todd S. Brown and
            Denwest Restaurant Corp.(1)
   10.86    Amended and Restated Joint Venture Agreement of Denwest Joint Venture between Denwest
            Corp. and Denwest Foods, Ltd. dated December 30, 1991.(1)
   10.87    Joint Venture Agreement of Denwest II Joint Venture between L&H Restaurant Corp. and
            Denwest Foods II, Ltd. dated December 30, 1991.(1)
   10.89    Commitment Letter, dated as of January 5, 1996, by and among American Family Restaurants,
            Inc., Denwest Restaurant Corp. and Banque Paribas.(1)
   10.90    Intercreditor Agreement among DenAmerica Corp., certain holders of
            DenAmerica's Series B Notes, and State Street Bank and Trust
            Company.(5)
   10.91    Note Modification Agreement, dated as of May 12, 1995, by and among American Family
            Restaurants, Inc., Great Midwestern Restaurants, Inc., Jeffrey D. Miller, and Ronald C. Davis.(1)
   10.92    Credit Agreement dated as of February 29, 1996, among DenAmerica
            Corp., the Banks named therein, and Banque Paribas, as Agent
            (including the Form of Term Note, Form of Revolving Note, and Form
            of Delayed Draw Term Note).(5)
   10.92A   Amended and Restated Credit Agreement dated as of July 3, 1996, among DenAmerica Corp., the Banks named therein, and Banque Paribas, as Agent(2)
   10.93    Security Agreement dated as of February 29, 1996, between DenAmerica Corp. and Banque
            Paribas, as Agent.(5)
   10.94    Form of Senior Intercreditor Agreement among Banque Paribas, as Agent, the holders of Series
            A Notes, and State Street Bank and Trust Company.(5)
   10.95    Stock Option Agreement dated March 29, 1996, between DenAmerica Corp. and William G.
            Cox.(5)
   10.96    Senior Subordinated Promissory Note dated July 3, 1996, in the principal sum of $15,000,000, payable by DenAmerica Corp. to BEP Holdings, Inc.(2)
   10.97    Registration Rights Agreement dated as of July 3, 1996, between DenAmerica Corp. and BEP
            Holdings, Inc.(2)
   10.98    Intercreditor Agreement among DenAmerica Corp., certain holders of
            DenAmerica's Series B Notes, and State Street Bank and Trust
            Company(2)
   10.99    Sale and Lease Agreement dated July 3, 1996, among FFCA Acquisition
            Corporation, Black-eyed Pea U.S.A., Inc., and Texas BEP, L.P.(2)
   10.100   Form of Lease dated July 3, 1996, between FFCA Acquisition Corp. and DenAmerica Corp.(2)

EXHIBIT NO                      DESCRIPTION OF EXHIBIT
----------                      ----------------------
   10.101   Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Black-eyed Pea U.S.A.,
            Inc.(2)

   10.102   Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(2)

   10.103   Equipment Purchase Agreement and Bill of Sale dated July 3, 1996, between LH
            Leasing Company, Inc. and Black-eyed Pea U.S.A., Inc.(2)

   10.104   Equipment Purchase Agreement and Bill of Sale dated July 3, 1996, between LH Leasing
            Company, Inc. and Texas BEP, L.P.(2)

   10.105   Equipment Lease dated July 3, 1996, between LH Leasing Company, Inc. and DenAmerica
            Corp.(2)

   10.106   Equipment Sublease dated July 3, 1996, between DenAmerica Corp. and Black-eyed Pea, U.S.A.,
            Inc.(2)

   10.107   Equipment Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(2) 10.108
            Asset Purchase Agreement effective as of July 3, 1996, among Mid-American Restaurants, Inc.,
            Haig V. Antranikian, and DenAmerica Corp.(2)

   10.109   Stock Option Agreement dated April 29, 1996, between DenAmerica Corp. and Todd S. Brown(7)

   10.110   DenAmerica Corp. 1996 Stock Option Plan.

   11.1     DenAmerica Corp. Calculation of Earnings Per Share.

   12.1     DenAmerica Corp. Ratio of Income to Fixed Charges.

   16.      Letter Re: Change in Certifying Accountant.(6)

   21.2     List of Subsidiaries of DenAmerica Corp.(2)

   23.1     Consent of Deloitte & Touche LLP.

   25.1     Form T-1 statement of eligibility and qualification of State Street Bank and Trust Company relating to the Series A Notes.(1)

   25.2     Form T-1 statement of eligibility and qualification of State Street Bank and Trust Company relating to the Series B Notes.(1)

   27       Financial Data Schedule.

   99.1     Engagement Letter between American Family Restaurants, Inc. and Montgomery Securities.(1)

---------------

(1) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-4, No. 333-00216, and Amendment No. 1 thereto, as filed on January 10, 1996 and February 1, 1996, respectively.

(2) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on July 18, 1996, as amended by Form 8-K/A as filed on September 16, 1996, Form 8-K/A as filed on November 1, 1996 and Form 8-K/A as filed on November 6, 1996.

(3) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-1, File No. 33-80550, and Amendments 1-3 thereto, filed on June 22, 1994, September 16, 1994, October 13, 1994, and October 17, 1994, respectively.

(4) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1996, as filed on May 16, 1996.

(5) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on April 15, 1996, as amended by Form 8-K/A as filed on June 12, 1996.

(6) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on May 3, 1996.

(7) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8, No. 333-09731 as filed on August 7, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1997.

                        DenAmerica Corp.


                        By: /s/ Jack M. Lloyd
                           ------------------------------------
                           Jack M. Lloyd
                           Chairman of the Board, President, and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                           DATE
         ---------                       -----                           ----

  /s/ Jack M. Lloyd            Chairman of the Board, President,      March 28, 1997
---------------------------    and Chief Executive Officer,
Jack M. Lloyd                  (Principal Executive Officer)


  /s/ William J. Howard        Executive Vice President, Secretary,   March 28, 1997
---------------------------    and Director
William J. Howard


  /s/ William G. Cox           Chief Operating Officer and Director   March 28, 1997
---------------------------
William G. Cox


  /s/ Todd S. Brown            Vice President, Chief Financial        March 28, 1997
---------------------------    Officer, Treasurer, and Director
Todd S. Brown                  (Principal Financial and Accounting
                               Officer)


 /s/ John M. Holliman, III     Director                               March 28, 1997
---------------------------
John M. Holliman, III


  /s/ Fred W. Martin           Director                               March 28, 1997
---------------------------
Fred W. Martin


  /s/ C. Alan MacDonald        Director                               March 28, 1997
---------------------------
C. Alan MacDonald


  /s/ Philip B. Smith          Director                               March 28, 1997
---------------------------
Philip B. Smith

                               DENAMERICA CORP.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----
Independent Auditors' Report ...................................................      F-2
Consolidated Balance Sheets as of December 27, 1995 and January 1, 1997 ........      F-3
Consolidated Statements of Operations for the periods ended
      December 28, 1994, December 27, 1995 and January 1, 1997 .................      F-4
Consolidated Statements of Changes in Shareholders' Equity for the periods ended
      December 28, 1994, December 27, 1995 and January 1, 1997 .................      F-5
Consolidated Statements of Cash Flows for the periods ended
      December 28, 1994, December 27, 1995 and January 1, 1997 .................      F-6
Notes to Consolidated Financial Statements .....................................      F-8

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
DenAmerica Corp.
Phoenix, Arizona

We have audited the consolidated balance sheets of DenAmerica Corp. and subsidiaries (the "Company") as of December 27, 1995 and January 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 1997. Our audits also included the consolidated financial statement schedule as listed in the index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DenAmerica Corp. and subsidiaries at December 27, 1995 and January 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1997, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP


March 21, 1997
Phoenix, Arizona

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                          DECEMBER 27,    JANUARY 1,
ASSETS                                                                        1995           1997
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  1,181      $   2,609
  Receivables                                                                    989          4,102
  Inventories                                                                  1,200          3,520
  Deferred income taxes                                                          249          2,955
  Other current assets                                                           215          1,196
                                                                            --------      ---------
                Total current assets                                           3,834         14,382
Property and equipment, net                                                   33,817         73,724
Intangible assets, net                                                        11,925         71,924
Deferred financing costs                                                         653          3,801
Deferred taxes                                                                   380          7,174
Other assets                                                                   4,357          8,184
                                                                            --------      ---------
TOTAL                                                                       $ 54,966      $ 179,189
                                                                            ========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $  4,956      $  18,202
  Accrued compensation                                                         2,114          8,487
  Accrued taxes                                                                1,356          4,636
  Other current liabilities                                                    2,527          8,424
  Current portion of long-term obligations                                     2,287          7,662
                                                                            --------      ---------
                Total current liabilities                                     13,240         47,411
Long-term obligations, less current portion                                   30,252         94,132
Deferred rent and other                                                        1,508         14,732
                                                                            --------      ---------
                Total liabilities                                             45,000        156,275
                                                                            --------      ---------
Minority interest in joint ventures                                            1,901            786
                                                                            --------      ---------
5% REDEEMABLE CONVERTIBLE PREFERRED STOCK - Par value
  $1.00 per share; authorized 8,000 shares; issued and outstanding,
    8,000 shares; liquidation preference  $  8,000                             7,501
SHAREHOLDERS' EQUITY:
  Common stock, par value $.10 per share; authorized 20,000,000
    shares; issued and outstanding 13,399,277 shares at January 1, 1997            7          1,340
  Additional paid-in capital                                                   3,156         35,706
  Accumulated deficit                                                         (2,599)       (14,918)
                                                                            --------      ---------
                Total shareholders' equity                                       564         22,128
                                                                            --------      ---------
TOTAL                                                                       $ 54,966      $ 179,189
                                                                            ========      =========

See notes to consolidated financial statements.

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except for Per Share Data)
--------------------------------------------------------------------------------

                                                          DECEMBER 28,     DECEMBER 27,      JANUARY 1,
                                                              1994             1995             1997
                                                           (52 WEEKS)       (52 WEEKS)       (53 WEEKS)
Restaurant revenues                                       $    47,323      $    74,683      $    241,480
Restaurant operating expenses:
  Food and beverage cost                                       12,788           20,343            65,966
  Payroll and payroll related costs                            15,979           25,025            82,794
  Charge for impaired assets                                                       523
  Depreciation and amortization                                 1,501            2,936             7,000
  Other operating expenses                                     12,516           19,213            63,583
                                                          -----------      -----------      ------------
          Total operating expenses                             42,784           68,040           219,343
                                                          -----------      -----------      ------------
Restaurant operating income                                     4,539            6,643            22,137
Administrative expenses                                         2,619            3,380            10,303
Provision for restaurant closings                                 600
                                                          -----------      -----------      ------------
Operating income                                                1,320            3,263            11,834
Interest expense, net                                           1,365            2,467             9,605
                                                          -----------      -----------      ------------
Income (loss) before minority interest in joint
  venture, income taxes, and extraordinary item                   (45)             796             2,229
Minority interest in joint venture                                505              291              (256)
                                                          -----------      -----------      ------------
Income (loss) before income taxes and extraordinary item         (550)             505             2,485
Income tax (benefit) provision                                   (209)             305               870
                                                          -----------      -----------      ------------
Net income (loss) before extraordinary item                      (341)             200             1,615
Extraordinary item - loss on extinguishment of debt
(net of tax)                                                                                         497
                                                          -----------      -----------      ------------
Net income (loss)                                                (341)             200             1,118
Preferred stock dividend and accretion                            (84)            (593)             (149)
                                                          -----------      -----------      ------------
Net income (loss) applicable to common shareholders       $      (425)     $      (393)     $        969
                                                          ===========      ===========      ============

Net income (loss) per share before extraordinary item     $     (0.06)     $     (0.06)     $       0.14
                                                          ===========      ===========      ============

Net income (loss) per common share                        $     (0.06)     $     (0.06)     $       0.08
                                                          ===========      ===========      ============

Weighted average common shares outstanding                  6,937,500        6,937,500        11,698,000
                                                          ===========      ===========      ============

See notes to consolidated financial statements.

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                        ADDITIONAL
                                             PREFERRED      COMMON       PAID-IN
                                               STOCK        STOCK        CAPITAL       DEFICIT        TOTAL
BALANCE, JANUARY 1, 1993                                   $     6       $   675      $ (1,899)     $ (1,218)

  Issuance of preferred stock - net of
    issuance costs of $617                    $ 7,383

  Issuance of common stock                                       1         2,599                       2,600

  Preferred stock accretion                        14                        (14)                        (14)

  Preferred stock dividends                                                                (70)          (70)

  Net loss                                                                                (341)         (341)
                                              -------      -------       -------      --------      --------

BALANCE, DECEMBER 28, 1994                      7,397            7         3,260        (2,310)          957

  Preferred stock accretion                       104                       (104)                       (104)

  Preferred stock dividends                                                               (489)         (489)

  Net income                                                                               200           200
                                              -------      -------       -------      --------      --------

BALANCE, DECEMBER 27, 1995                      7,501            7         3,156        (2,599)          564

  Preferred stock accretion                        26                        (26)                        (26)

  Preferred stock dividends                                                               (123)         (123)

  Merger related activity                      (7,527)       1,301        30,395       (13,314)       18,382

  Value of warrants issued in connection
    with financing                                                         1,109                       1,109

  Issuance of common stock in
    connection with Series A Subordinated
    Notes repayment                                             25           975                       1,000

  Stock options exercised                                        7            97                         104

  Net income                                                                             1,118         1,118
                                              -------      -------       -------      --------      --------

BALANCE, JANUARY 1, 1997                      $            $ 1,340       $35,706      $(14,918)     $ 22,128
                                              =======      =======       =======      ========      ========


See notes to consolidated financial statements.

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                              DECEMBER 28,  DECEMBER 27,  JANUARY 1,
                                                                  1994          1995         1997
                                                               (52 WEEKS)    (52 WEEKS)   (53 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  (341)      $   200      $  1,118
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Minority interest in joint ventures                             505           291          (256)
    Depreciation and amortization                                 1,501         2,936         7,000
    Amortization of deferred financing costs                        135           144           350
    Extraordinary item - loss on extinguishment of debt, net                                    497
    Charge for impaired assets                                                    523
    Deferred income taxes                                          (209)          145           870
    Deferred rent                                                   121           196           249
    Other - net                                                    (531)         (708)
  Changes in operating assets and liabilities:
    Receivables                                                    (229)          (75)       (2,129)
    Inventories                                                    (101)         (394)         (425)
    Prepaid expenses                                                 90           (14)         (647)
    Accounts payable and accrued liabilities                      1,469         4,242         3,037
                                                                -------       -------      --------
                Net cash provided by operating activities         2,410         7,486         9,664
                                                                -------       -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (1,356)       (7,003)       (9,879)
  Purchase of intangibles                                          (712)       (1,733)       (1,705)
  Net cash paid to acquire fair value of assets                  (4,999)                       (231)
  Proceeds from sale of assets                                                                2,422
  Issuance of note receivable                                    (2,600)
                                                                -------       -------      --------
                Net cash used in investing activities            (9,667)       (8,736)       (9,393)
                                                                -------       -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal reductions of long-term debt                         (6,241)       (1,154)      (11,655)
  Proceeds from borrowings                                        7,588         4,031        13,361
  Debt issuance costs                                              (931)
  Other                                                                                        (125)
  Payment of obligations on behalf of shareholders                 (102)
  Distributions to minority interest joint venture partners        (605)         (604)         (424)
  Issuance of preferred stock - net of expenses                   7,383
                                                                -------       -------      --------
                Net cash provided by financing activities         7,092         2,273         1,157
                                                                -------       -------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (165)        1,023         1,428
CASH AND CASH EQUIVALENTS, BEGINNING  OF YEAR                       323           158         1,181
                                                                -------       -------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $   158       $ 1,181      $  2,609
                                                                =======       =======      ========

                                                                                         (Continued)

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                 DECEMBER 28,   DECEMBER 27,   JANUARY 1,
                                                                     1994           1995          1997
                                                                  (52 WEEKS)     (52 WEEKS)    (53 WEEKS)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid for:
        Interest                                                   $  1,140       $  2,397      $  8,904
                                                                   ========       ========      ========
        Income taxes                                                              $    100      $     36
                                                                                  ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
Acquisitions:
    Fair value of assets acquired                                    12,863                       35,140
    Working capital deficit acquired                                                             (28,750)
    Intangible assets (goodwill)                                                                  69,799
    Liabilities assumed                                              (1,264)                      (2,785)
    Notes issued                                                     (4,000)                     (64,222)
    Common stock issued                                              (2,600)

Capital expenditures financed through increase in obligations
    under capital lease                                            $  3,664       $ 12,700      $  2,927
                                                                   ========       ========      ========
Issuance of common stock in connection with series A
    subordinated notes repayment                                                                $  1,000
                                                                                                ========

Purchase of BEP financed through sale/leaseback transaction                                     $ 50,000
                                                                                                ========

See notes to consolidated financial statements.                      (Concluded)

DENAMERICA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED DECEMBER 28, 1994 (52 WEEKS),
DECEMBER 27, 1995 (52 WEEKS) AND JANUARY 1, 1997 (53 WEEKS)
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - On March 29, 1996, Denwest Restaurant Corp. ("DRC") merged with and into American Family Restaurants, Inc. ("AFR") with AFR being the surviving corporation (the "Merger"). Upon consummation of the Merger, AFR changed its name to DenAmerica Corp. (the "Company"). In connection with the Merger, the Company issued to the former shareholders of DRC an aggregate of 6,937,500 shares of the Company's common stock, an aggregate of $24,250 principal amount of the Company's 13% Series A and Series B Subordinated Notes due 2003 and warrants to purchase an aggregate of 666,000 shares of the Company's common stock at an exercise price of $0.01 per share. Upon completion of the Merger, the four former shareholders of DRC held securities having an aggregate of approximately 53.0% of outstanding voting power of the Company. As noted below, the Merger was accounted for as a reverse acquisition with DRC being the acquiring company.

      Acquisition of Black-eyed Pea U.S.A., Inc.

      On July 3, 1996, the Company acquired all of the issued and outstanding common stock of Black-eyed Pea U.S.A., Inc. ("BEP") from BEP Holdings, Inc. ("BEP Holdings") pursuant to a Stock Purchase Agreement (the "BEP Acquisition"). In accordance with the terms and conditions of the Stock Purchase Agreement, the effective accounting date of the BEP Acquisition was June 24, 1996. The purchase price for the stock of BEP consisted of
      (i) cash of $50,000, and (ii) a promissory note in the principal amount of $15,000.

      Reverse Purchase Method of Accounting

      As described above, the former shareholders of DRC owned an aggregate of approximately 53.0% of the outstanding voting power of the Company immediately following the Merger. Accordingly, the Merger has been accounted for as a reverse purchase under generally accepted accounting principles as a result of which DRC is considered to be the acquiring entity and AFR the acquired entity for accounting purposes, even though the Company is the surviving legal entity. In addition, for accounting purposes the Merger was deemed to have occurred on March 27, 1996, the last day of DRC's first quarter for fiscal 1996. As a result of this reverse purchase accounting treatment, (i) the historical financial statements of AFR for periods prior to the date of the Merger are no longer the historical financial statements of the Company, and therefore, are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of DRC;
      (iii) all references to the financial statements of the "Company" apply to the historical financial statements of DRC prior to and subsequent to the Merger; and (iv) any references to AFR apply solely to American Family Restaurants, Inc. and its financial statements prior to the Merger.

      The consolidated financial statements include the accounts of DenAmerica Corp., its wholly-owned subsidiaries and three 50% owned partnerships. The joint venture partnerships are consolidated because DenAmerica Corp., as managing venture partner, has the ability to exercise control over these partnerships. Such entities are referred to collectively in these consolidated financial statements as the

      "Company". All intercompany balances and transactions are eliminated in these consolidated financial statements.

      The Company operated 70, 102 and 307 restaurants at the end of 1994, 1995 and 1996, respectively. These restaurants are primarily operated as Denny's restaurants, Black-eyed Pea restaurants, and various other non-branded restaurants. The Denny's restaurants operate under the terms of franchise agreements which typically extend for a period of 20 years and provide for renewals at the option of the franchisor. Under the terms of the franchise agreements, the Company is obligated to remit advertising and royalty fees to the franchisor (Note 7). The Company's restaurants are located in 31 states, with the largest concentration in the West, Midwest and Southeast regions.

      SIGNIFICANT ACCOUNTING POLICIES - A summary of significant accounting policies is as follows:

      a. Fiscal Year-End - The Company uses a 52-53 week fiscal year which ended on the last Wednesday of December in 1994 and 1995 and the first Wednesday of January 1997. The fiscal years ended December 28, 1994, and December 27, 1995 were 52 week years and the fiscal year ended January 1, 1997 was a 53 week year. The fiscal year ended January 1, 1997 is referred to as fiscal year 1996 throughout the notes to the consolidated financial statements.

      b. Cash equivalents consist of highly liquid investments, principally certificates of deposit, purchased with initial maturities of three months or less.

      c. Inventories consist of food and beverages in restaurants and are carried at the lower of cost or market. Cost is determined under a method which approximates the last-in, first-out ("LIFO") method.

      d. Property, equipment and leased properties are recorded at cost. Depreciation is computed under the straight-line depreciation method over the estimated useful lives of the assets which range from 4-20 years. Leased properties consist of capitalized buildings and equipment and leasehold improvements. Amortization is recorded principally on the straight-line method over the lesser of the estimated useful lives or the lives of the leases.

      e. Franchise Rights - The franchise agreements with Denny's Inc. require the Company to pay a franchise fee for each unit opened. The fees are capitalized and amortization is recorded on the straight-line method over the lives of the franchise agreements. The franchise agreements provide for a term of 20 years. Upon expiration of the franchise agreements, the franchisor may grant the Company the right to extend the term of the franchise agreement. Also, at termination the franchisor has the right, at its option, to purchase the restaurant equipment at the lesser of the Company's cost (as defined) or fair value.

      f. Franchise Revenue - The Company franchises the right to operate 29 Black-eyed Pea restaurants to third parties. Franchise royalties are paid monthly by franchisees for the use of the Black-eyed Peas proprietary trademarks, service marks and operating methods, and for services provided by the Company to the franchisees consisting of guidance in initial opening activities and ongoing operational guidance as needed. Royalties are based on a percentage of franchise restaurant sales and are recognized in the period in which services are provided and the related franchisee sales occur. Royalty revenues, which are included in restaurant revenues, were approximately $621 during fiscal year 1996.

      g. Preopening Costs - Direct costs incurred in connection with the opening of new restaurants are deferred and amortized on a straight-line basis over a one-year period following the opening of the restaurant.

      h. Goodwill represents the excess of the cost of restaurants acquired over the fair value of the net assets at the date of acquisition. Goodwill is amortized using the straight-line method ranging from 25 to 40 years. The Company evaluates the possible impairment of goodwill based on estimates of future cash flows.

      i. Intangible Impairments - Deferred costs and intangible assets are recorded at cost. The Company periodically reviews for changes in circumstances to determine whether there are conditions that indicate that the carrying amount of such assets may not be reasonable. If such conditions are deemed to exist, the Company will determine whether estimated future undiscounted cash flows are less than the carrying amount of such assets, in which case the Company will calculate an impairment loss. Any impairment loss will be reflected as a component of operating earnings.

      j. Deferred rent represents the accrual resulting from recording rental expense on a straight-line basis calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, and SFAS No. 29, Determining Contingent Rentals. As of December 27, 1995 and January 1, 1997, deferred rent totaled $1,364 and $2,195, respectively.

      k. Deferred financing costs are amortized using the effective interest method over the terms of the related loans.

      l. Earnings per share for the year ended January 1, 1997, has been computed based upon the weighted average of (i) for the 13 weeks from December 28, 1995 to March 27, 1996, the shares of the Company's common stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger, and (ii) for the 40 weeks from March 28, 1996 to January 1, 1997, the total outstanding shares of the Company's common stock. Earnings per share for the years ended December 28, 1994 and December 27, 1995, was computed based upon the shares of DenAmerica Corp. common stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger.

      m. Reclassifications - Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the presentation in the 1996 financial statements.

      n. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      o. Fair Value - Based on the borrowing rates currently available to the Company, the fair value of notes receivable, long-term obligations, and warrants approximate the carrying value.

      p. New Accounting Pronouncements - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 Accounting for Stock Based Compensation. The Company has not changed to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock based transactions. Pro forma information reflecting the fair value method is presented in Note 11.

2.    ACQUISITIONS AND DIVESTITURES

      During 1994, 1995 and 1996, the Company has expanded the number of restaurants it operates by i) acquisition of companies; ii) opening new Denny's restaurants; and iii) converting existing non-branded restaurants into Denny's restaurants. In addition, over the same period the Company has sold several restaurants and has, in certain situations, continued to remain contingently liable for the performance of certain leases (Note 9). A summary of the significant acquisitions and disposals is as follows:

         1996 TRANSACTIONS

         THE MERGER

         As described in Note 1 herein, the Merger has been accounted for as a reverse acquisition, utilizing the purchase method of accounting, in which DRC acquired control of AFR for accounting purposes.

         The total purchase price of the Merger was $31,400, which represents the number of shares of AFR Common Stock outstanding immediately prior to the Merger valued at the market price of such shares as of the date of the signing of the merger agreement plus merger-related expenses. This amount was allocated to the assets of AFR acquired and liabilities of AFR assumed, based upon their estimated fair value as of March 27, 1996. At March 27, 1996, assets acquired and liabilities assumed were deemed to have fair values substantially equal to their historic book values, except for property and equipment, certain intangible assets, and certain liabilities related to the costs associated with closing certain restaurants. Restaurant closing costs of $6,000 were recorded in connection with the Merger. During fiscal 1996, $810 was charged against such liability for continuing lease costs of closed stores.

         BEP ACQUISITION

         The BEP Acquisition has been accounted for using the purchase method of accounting with an effective accounting date of June 24, 1996. The total purchase price was $65,000. The purchase price consisted of (i) cash of approximately $50,000 and (ii) a promissory note in the principal amount of $15,000 issued to BEP Holdings, Inc. (the "BEP Purchase Note"). At June 24, 1996, assets acquired and liabilities assumed were deemed to have fair values substantially equal to their historic book values, except for property and equipment, intangible assets, deferred and current tax accounts and certain liabilities associated with closing certain restaurants. Restaurant closing costs of $1,500 were recorded in connection with the acquisition. The Company believes that most of these estimates have been finalized by the end of fiscal 1996, and therefore the Company does not believe that such amounts will materially change.


         In conjunction with the BEP Acquisition, the Company repaid all of the $6,000 outstanding principal amount of Series A Notes (face amount $6,000) and related accrued interest for cash of $5,200 and the issuance of 250,000 shares of the Company's common stock. In addition, warrants to purchase 188,047 shares of the Company's common stock that were issued in connection with the Series A Notes were automatically canceled upon repayment of the Series A Notes.

         DISPOSITION OF 23 RESTAURANTS TO MID-AMERICAN RESTAURANTS, INC.

         Effective July 3, 1996, the Company sold the assets related to 23 restaurants operated under the "Ike's" and "Jerry's" trade names to Mid-American Restaurants, Inc. ("Mid-American"). As payment for the restaurants, Mid-American issued to the Company a promissory note in the principal amount of $4,600 (the "Mid-American Note"). The Mid-American Note is secured by the assets sold, requires monthly payments of $65 to $85, and bears interest at the rate of 10% per annum through June 30, 2001, 11% per annum through June 30, 2002, and 12% per annum through June 30, 2003. All unpaid principal and interest on the Mid-American Note will be due and payable on June 30, 2003. The fair value of the assets sold to Mid-American, recorded at the date of the Merger, were adjusted to reflect the sale proceeds and no gain or loss was recorded.

         PRO FORMA RESULTS OF OPERATIONS

         The following represents the summary pro forma results of operations as if the Merger and the BEP Acquisition had occurred at the beginning of fiscal 1995. The historical accounts of BEP include (i) store closing costs of $10,200 during the period ended December 27, 1995, and (ii) losses on the disposition of assets of $717 and $229 for the periods ended December 27, 1995 and January 1, 1997, respectively. These amounts are included in the pro forma results of operations shown below. The pro forma results are not necessarily indicative of the results that will occur in the future.

                                                           Period Ending
                                                   -----------------------------
                                                   December 27,       January 1,
                                                       1995              1997
                                                    (52 weeks)        (53 weeks)
Restaurant revenues                                 $ 327,035         $ 336,589
Income (loss) before extraordinary item                (1,634)           (3,952)
Net income (loss)                                      (1,634)           (4,449)
Earnings (loss) per share                               (0.13)            (0.38)

3.    PROPERTY AND EQUIPMENT

      Property and equipment including assets under capitalized leases as of the fiscal years ended consist of the following:

                                                             1995          1996
Buildings                                                  $19,288       $21,440
Restaurant equipment                                        13,481        27,690
Leasehold improvements                                       4,716        27,657
Other                                                        1,837         7,951
                                                           -------       -------
Total                                                       39,322        84,738
Less accumulated depreciation and amortization               5,505        11,014
                                                           -------       -------
Equipment and leasehold improvement - net                  $33,817       $73,724
                                                           =======       =======

      Assets recorded under capital leases as of the fiscal years ended consist of the following:

                                                         1995              1996
      Buildings                                        $17,305           $19,457
      Other                                              4,845             7,059
                                                       -------           -------
      Total                                             22,150            26,516
      Less accumulated amortization                      2,529             4,021
                                                       -------           -------
      Total                                            $19,621           $22,495
                                                       =======           =======

      Depreciation and amortization expense was $1,072, $1,977 and $4,594 for the fiscal years ended 1994, 1995 and 1996, respectively.

4.    INTANGIBLE ASSETS

      Intangible assets as of the fiscal years ended consist of the following:

                                                         1995              1996
      Goodwill                                         $10,285           $70,106
      Franchise rights                                   1,126             2,238
      Pre-opening costs                                  1,059             1,058
      Favorable lease arrangements                         958             2,382
                                                       -------           -------
      Total                                             13,428            75,784
      Less accumulated amortization                      1,503             3,860
                                                       -------           -------
      Intangible assets - net                          $11,925           $71,924
                                                       =======           =======

      Amortization expense was $429, $959 and $2,406 for the fiscal years ended 1994, 1995 and 1996, respectively.



5.    OTHER CURRENT LIABILITIES

      Other current liabilities as of the fiscal years ended consist of the following:

                                                            1995           1996
      Accrued insurance                                    $  366         $1,500
      Estimated closed restaurant obligations                 348          1,000
      Rent                                                     78          1,402
      Due to franchisor                                       323          1,068
      Interest                                                               615
      Advertising                                                            574
      Other                                                 1,412          2,265
                                                           ------         ------
      Total accrued liabilities                            $2,527         $8,424
                                                           ======         ======

      In 1996, deferred rent and other liabilities includes long-term reserves of $5,690 and $5,100 for estimated obligations for closed restaurants and accrued insurance, respectively.

6.    LONG-TERM OBLIGATIONS

      Long-term obligations as of the fiscal years ended consist of the following:

                                                                              1995        1996
      Term loan, interest at prime (8.25% at January 1, 1997)
        plus 1.5%, maturing December 31, 2001                               $ 5,597     $ 32,500
      Revolving credit loan, interest at prime (8.25% at January 1, 1997)
        plus 1.5%, maturing December 31, 2001                                 5,000       12,190
      Series B subordinated notes, interest at 13%, maturing
        March 29, 2003 (face value $18,250) (Note 1)                                      15,204
      BEP purchase note, interest at 12%, maturing March 31, 2002                         14,901
      Other notes payable                                                     1,145          891
      Capital lease obligations (Note 9)                                     20,797       26,108
                                                                            -------     --------
      Total                                                                  32,539      101,794
      Less current maturities                                                 2,287        7,662
                                                                            -------     --------
      Total long-term obligations                                           $30,252     $ 94,132
                                                                            =======     ========

      During 1996, the Company entered into the following new financial arrangements:

      (a)   Credit Facility

      In connection with the Merger and the BEP Acquisition, the Company entered into a $65,000 credit facility with Banque Paribas, as agent, and the Company's other senior lenders (the "Credit Facility"). The Credit Facility consists of (i) a Term Loan (the "Term Loan"), (ii) Revolving Loans (the Revolver"), and (iii) a Delayed Draw Term Loan (the "Delayed Term Loan"). The Term Loan, the Revolver, and the Delayed Term Loan will mature and become payable December 31, 2001. At the Company's option, interest on all amounts borrowed under the Credit Facility will accrue at the rate of either prime plus 1.5% or a "Eurodollar Rate," calculated based upon LIBOR plus 3.5%. Amounts borrowed under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Company, including all of the stock of BEP and certain of BEP's subsidiaries. The Company will be required to make mandatory prepayments of amounts borrowed under the Credit Facility in the event of certain asset sales, equity issuances, excess cash flows, and under certain other circumstances.

      In connection with the Merger, the Company borrowed $35,000 under the Term Loan, which was used to refinance certain indebtedness of AFR and DRC existing prior to the Merger and to pay certain transaction expenses incurred in connection with the Merger and the Credit Facility. The Company is required to repay the Term Loan in quarterly payments of principal and interest.

      The Credit Facility includes a $15,000 Revolver that the Company may utilize to finance working capital needs, to repay the Term Loan, to make capital expenditures, and to support letters of credit. At January 1, the Company had approximately $2,800 available for borrowings under the Revolver.

      Provided that certain conditions are met, the Company will be permitted to make draws of all or a part of the $15,000 available under the Delayed Term Loan to finance acquisitions of additional restaurants through December 31, 1997, and will be permitted to make draws under the Delayed Term Loan to repay the BEP Purchase Note and Series B Notes beginning December 31, 1996 and ending on December 31, 1997. As of January 1, 1997, borrowings under the Delayed Term Loan are not available to the Company.

      The Company paid fees for loan origination and amendment, investment banking services, legal services, prepayment of existing debt, and other fees of approximately $4,700 in connection with the negotiation and execution of the Credit Facility at the time of the Merger and the negotiation and execution of amendments to the Credit Facility at the time of the BEP Acquisition. During the term of the Credit Facility, the Company will be required to pay an annual fee of $75 to Banque Paribas as agent of the lenders that participate with it in the facility and a fee of 0.5% of the unused portion of amounts available for borrowing under the Credit Facility. In addition, the Company issued to Banque Paribas six-year warrants to acquire an aggregate of 738,028 shares of the Company's common stock. The exercise price for 150,000 shares of common stock issuable upon exercise of the warrants is $4.30 per share, the exercise price for 438,028 shares of common stock issuable upon exercise of the warrants is $4.3065 per share, and the exercise price for the remaining 150,000 shares issuable upon exercise of the warrants is $6.45 per share. Such warrants have been valued at $1,109.

      The Credit Facility contains certain provisions and restrictive covenants that, among other things, require the maintenance of cash flow and interest coverage ratios. In addition, the provisions limit the ability of the Company and its subsidiaries, without the consent of Banque Paribas, to incur additional indebtedness, pay certain dividends or make certain distributions on their respective capital stock, repurchase shares of their respective capital stock, enter into additional restaurant leases, make acquisitions or sell assets, or exceed specified levels of capital expenditures. At January 1, 1997, the Company was not in compliance with certain financial covenants for which waivers have been obtained.

      (b)   BEP Purchase Note

      The BEP Purchase Note is an unsecured obligation of the Company and is subordinate to all of the Company's senior indebtedness, as defined in the BEP Purchase Note, including the Company's borrowings under the Credit Facility. The BEP Purchase Note bears interest at 12% per annum. Interest on the BEP Purchase Note through March 31, 1997, will accrue to principal on the BEP Purchase Note. The Company will then pay all accrued interest on the BEP Purchase Note on each June 30, September 30, December 31, and March 31, beginning on June 30, 1997. The BEP Purchase Note will mature on March 31, 2002. Provided that certain conditions are met, the Company will be permitted to make draws of all or a part of the $15,000 available under the Delayed Term Loan to repay the BEP Purchase Note beginning on January 1, 1997 and ending on December 31, 1997.

      The BEP Purchase Note contains certain provisions with respect to representations, warranties, covenants, reporting requirements and events of default. The BEP Purchase Note also contains certain provisions that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay certain dividends or make certain distributions on their respective capital stock, repurchase shares of their respective capital stock, make or hold certain investments, or make asset acquisitions or sale.

      In conjunction with the BEP Purchase Note, the Company entered into a commitment to issue BEP Holdings a Common Stock Purchase Warrant which will entitle BEP Holdings to purchase approximately 7.5% of the Company's common stock outstanding on March 31, 1997 if the BEP Purchase Note is not paid on that date. The Company may repurchase the warrants for approximately $250 by September 30, 1997, if the BEP Purchase Note is repaid. The Company currently intends to repurchase the warrants prior to September 1997.

      The aggregate annual maturities of long-term debt, excluding capital lease obligations, based upon contractual maturities, for the years subsequent to January 1, 1997, are as follows:

         1997                                                         $   5,783
         1998                                                             6,178
         1999                                                             7,014
         2000                                                             8,012
         2001                                                             6,013
         Thereafter                                                      42,686
                                                                      ---------
         Total                                                        $  75,686
                                                                      =========

7.    TRANSACTIONS WITH FRANCHISOR

      As of January 1, 1997, the Company operates 182 Denny's restaurants under the terms of franchise agreements with Denny's, Inc. In accordance with the franchise agreements, the Company is required to pay Denny's, Inc. royalty (4%) and advertising fees (.5%-2%) based upon gross sales. For the fiscal years ended 1994, 1995 and 1996, franchise fees are $2,748, $4,172 and $8,811, respectively.

8.    INCOME TAXES

      Income taxes (benefit) provisions as of the fiscal years ended consist of the following:

                                                     1994        1995       1996
      Current:
        Federal                                                 $ 160
        State
                                                                -----
      Total current                                               160
      Deferred:
        Federal                                     $(164)        123        680
        State                                         (45)         22        190
                                                    -----       -----      -----
      Total deferred                                 (209)        145        870
                                                    -----       -----      -----

      Total income tax (benefit) provisions         $(209)      $ 305      $ 870
                                                    =====       =====      =====

      A reconciliation of the (benefit) provisions for income taxes and the amounts that would be computed using Federal statutory tax rates for the fiscal years ended are as follows:

                                                       1994       1995      1996
      Computed expected tax (benefit) expense         $(187)      $177      $869
      State income taxes - net of federal benefit       (31)        25       124
      Nondeductible expenses                             11         20       267
      Adjustment from prior years                                   83
      Credits                                                               (390)
      Other - net                                        (2)
                                                      -----       ----      ----
      Total                                           $(209)      $305      $870
                                                      =====       ====      ====

      Deferred income tax assets for the fiscal years ended are as follows:

                                                                  1995       1996
        Current deferred income tax assets:
          Accrued self insurance and contingent losses          $   111    $ 2,701
          Accrued vacation                                           39        192
          Accrued interest                                           99
          Other accrued expenses                                                62
                                                                -------    -------
        Total current deferred income tax assets                $   249    $ 2,955
                                                                =======    =======
        Non-current deferred income tax assets (liabilities):
          Deferred rent                                         $   543    $   881
          Store closing                                             139      2,721
          Intangibles                                              (257)    (3,044)
          Net operating loss carryforward                            52      4,862
          Valuation allowance                                               (1,525)
          Alternative minimum tax credit carryforward               189      1,370
          Depreciation, capitalized leases and deferred gain       (494)     1,909
          Other - net                                               208
                                                                -------    -------

        Net non-current deferred income tax assets              $   380    $ 7,174
                                                                =======    =======

      As of January 1, 1997, the Company has approximately $12,156 of net operating loss carryforwards that expire beginning in 2004 and alternative minimum tax credit carryforwards of approximately $1,370. The Company established a valuation allowance of $1,525 relating to certain net operating loss carryforwards acquired in connection with the Merger.

      The extraordinary item for loss on extinguishment of debt is stated net of the income tax benefit of $331.

 9.   LEASES

      The Company's operations utilize leased property, facilities and equipment. At January 1, 1997, substantially all of the Company's restaurants are operated under lease arrangements which provide for a fixed base rent and, in some instances, contingent rental based on a percentage of gross revenues. Initial terms of the leases generally are not less than 20 years, exclusive of options to renew. The leases have expiration dates through June 2015 and contain various renewal and purchase options. Future minimum lease payments do not include amounts payable by the Company for maintenance costs, real estate taxes or contingent rentals payable based on a percentage of sales in excess of stipulated amounts of the leases.

      Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments, including certain leases relating to restaurants sold as of January 1, 1997, are as follows:

                                                                         CAPITAL       LEASE      SUBLEASE
                                                                          LEASES     PAYMENTS     PAYMENTS
      1997                                                               $ 4,502     $ 21,050     $   (910)
      1998                                                                 4,349       19,992         (898)
      1999                                                                 3,864       19,484         (909)
      2000                                                                 3,194       19,453         (910)
      2001                                                                 2,982       19,421         (910)
      Subsequent years                                                    36,203      174,462       (6,651)
                                                                         -------     --------     --------
      Total                                                               55,094     $273,862     $(11,188)
                                                                                     ========     ========
      Less imputed interest - interest rates ranging from 11% to 13%      28,986
                                                                         -------
      Present value of minimum capital lease obligation                   26,108
      Less current portion of capital lease obligation                     1,879
                                                                         -------
      Long-term portion of capital lease obligation                      $24,229
                                                                         =======

      Obligations under operating leases related to restaurants sold which are being paid directly by the purchaser but for which the Company continues to be contingently liable are included in minimum sublease payments.

      The following is a summary of rental expense, excluding sublease amounts, under all operating leases for the fiscal years ended:

                                                    1994       1995        1996
      Minimum rentals                              $3,475     $5,150     $17,852
      Contingent rentals                              145        282         823
                                                   ------     ------     -------

      Total rent expense                           $3,620     $5,432     $18,675
                                                   ======     ======     =======

10.   COMMITMENTS AND CONTINGENCIES

      Litigation - Beginning in November 1996, the Company entered into a self-insured program whereby the Company is obligated for the first $100 of individual health insurance claims. The Company is involved in various legal matters that management considers to be in the normal course of business. In management's opinion, all matters will be settled without material effect on the Company's financial position or results of operations.

11.   STOCK OPTIONS

      The Company's Amended and Restated 1992 Stock Option Plan (the "1992 Plan") was adopted by the Company's Board of Directors and approved by the Company's shareholders in August 1994. A total of 1,000,000 shares of common stock have been reserved for issuance under the 1992 Plan. The Company's 1995 Directors Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors in January 1995 and approved by the Company's shareholders in March 1995. A total of 300,000 shares of common stock have been reserved for issuance under the 1995 Plan. On December 10, 1996, the Company's

      Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"), subject to shareholder approval of the 1996 Plan prior to December 10, 1997. A total of 500,000 shares of the Company's common stock has been reserved for issuance under the 1996 Plan. Options granted under these plans expire up to ten years after the date of grant.

      A summary of changes in stock options is as follows:

                                                      OPTION     WEIGHTED AVERAGE
                                                      SHARES       OPTION PRICE
      AFR Outstanding at March 29, 1996                366,500       $   4.07
        Granted                                        874,800           4.15
        Exercised                                       70,000           2.00
        Canceled                                            --             --
                                                     ---------       --------
      Outstanding at January 1, 1997                 1,311,300       $   4.13

      The following table summarizes information about stock options outstanding at January 1, 1997:

      Range of exercise prices                                            $2.00 - $4.00     $4.75 - $6.00
      Shares outstanding in range                                               913,800           397,500
      Weighted-average exercise price                                     $        3.63     $        5.26
      Weighted-average remaining contractual life                                  8.53              8.48
      Shares currently exercisable                                              403,960           162,500
      Weighted-average exercise price of shares currently exercisable     $        3.29     $        5.71
      Weighted-average fair value of options granted during the year      $        2.04     $        2.53

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net income and net income per share for the year ended January 1, 1997 would have been reduced to the pro forma amounts indicated below:

      Net income - as reported                                          $   969
      Net income - pro forma                                            $   707
      Income per share - as reported                                    $  0.08
      Income per share - pro forma                                      $  0.06

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: no dividend yield; expected volatility of 50%; risk free interest rates ranging from 6% to 7%; and expected lives of five years.

12.   RESTAURANT CLOSINGS

      During the fiscal year ended December 27, 1995, the Company formulated a plan to close several restaurants over the next fiscal year. In connection with the plan, a provision of $450 and $150 was charged to income for the cost of asset write-offs and estimated lease costs, respectively.

      The cost of asset write-offs represents a non-cash charge and the estimated lease costs are anticipated to be paid over a two-year period in which the restaurants will be subleased or leases will be settled. Only direct and incremental costs are included in amounts provided above. During 1996, the Company closed 3 restaurants, resulting in charges of $450 to cost of asset write-offs and $150 of estimated lease costs.

      As explained in Note 2, the Company recorded restaurant closing reserves of $6,000 and $1,500 in connection with the Merger and the BEP Acquisition. Lease costs of closed stores aggregating $810 were charged against such liabilities in 1996.

13.   RELATED PARTY TRANSACTIONS

      During fiscal years ended December 28, 1994, December 27, 1995, and January 1, 1997, the Company entered into a number of transactions with officers and/or shareholders of the Company or affiliated companies. The following summarizes those transactions for the fiscal years then ended:

                                                       1994       1995       1996

      Advances due from officers and shareholders     $   35     $   35     $  435
                                                      ======     ======     ======
      Note receivable from shareholders               $2,600     $2,600     $2,600
                                                      ======     ======     ======
      LH Leasing (described below)                                          $1,902
                                                                            ======
      Lease expense paid to shareholders                         $   40     $  120
                                                                 ======     ======

      In connection with the financing of the BEP Acquisition, LH Leasing Company, Inc. ("LH Leasing"), a corporation owned by Jack M. Lloyd and William J. Howard, purchased from the Company for cash in the amount of $14,250 the equipment located at 62 Black-eyed Pea restaurants leased by BEP, a wholly owned subsidiary of the Company, or Texas BEP, L.P. ("Texas BEP"), a limited partnership in which BEP is the general partner and in which a wholly owned subsidiary of BEP is the limited partner. Concurrently with the sale of the equipment to LH Leasing, LH Leasing leased the equipment to the Company and the Company subleased the equipment to BEP or Texas BEP. The equipment lease has a term of five years and grants the Company an option to purchase the equipment at its fair market value upon the expiration of the lease. The terms of the subleases between the Company and each of BEP and Texas BEP are consistent with the terms set forth in the equipment lease between the Company and LH Leasing. Messrs. Lloyd and Howard formed LH Leasing as an accommodation to the Company to enable it to satisfy the requirements of the Company's senior lenders. Messrs. Lloyd and Howard received no material compensation for the transactions involving the Company and LH Leasing.

14.   MINORITY INTEREST IN JOINT VENTURES

      The Company has executed three joint venture agreements with CNL Income and Growth Fund, a Florida partnership ("CNL"), for the purpose of acquiring, developing or owning restaurants. The Company and CNL each has a 50% interest in the joint venture and the Company is responsible for day-to-day operations and receives a management fee, paid by CNL, equal to 3.5% of operating revenues. Under the terms of the joint venture agreement, CNL financed the land, building, and site development costs under real estate leases with terms of 20 years and two five-year options to extend. The Company amended its agreements with its joint venture partner whereby the partner agreed to reimburse the Company for administrative fees of $435, which has been recorded as a reduction in minority interest.

      Minority interest in the joint ventures for the fiscal years ended are as follows:

                                                                         1995         1996
      Minority interest, beginning of period                           $ 2,214      $ 1,901
        Distributions                                                     (604)        (424)
        Reimbursement of management fees                                               (435)
        Minority interest in income of consolidated joint ventures         291         (256)
                                                                       -------      -------
      Minority interest, end of period                                 $ 1,901      $   786
                                                                       =======      =======

15.   SUBSEQUENT EVENT

      During 1997, the Company has entered into a letter of intent to acquire Good Eats Holding Company, Inc., a Texas based operator of 13 Good Eats restaurants, a concept similar to BEP. Consideration for the proposed acquisition will be 1,500,000 shares of the Company's common stock plus certain cash considerations.


                                   * * * * * *

                       DENAMERICA CORP. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts
                             (Dollars in thousands)
      Years ended December 28, 1994, December 27, 1995 and January 1, 1997



                                                      Additions
                                               ------------------------
                                Balance at     Charged to     Charged to                     Balance
                                beginning      costs and         other                       at end
Fiscal Period                   of period       expenses       accounts      Deductions     of period
-------------                   ----------     ----------     ----------     ----------     ---------
1994 - Restaurant closings         n/a         $   600             --        $    16        $   584
                                =======        =======        =======        =======        =======

1995 - Restaurant closings
       and SFAS 121             $   584        $   523             --        $   236        $   871(1)
                                =======        =======        =======        =======        =======

1996 - Restaurant closings      $   871             --        $ 7,150        $ 1,045        $ 6,976
                                =======        =======        =======        =======        =======

(1)    Included in accrued liabilities $348 and accumulated depreciation $523.