Form 10-Q
period 1997-04-02
DENAMERICA CORP
filed 1997-05-19
CIK 925779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



    /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1997

                         Commission File Number 1-13226


                                DENAMERICA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                GEORGIA                            58-1861457
-----------------------------------------   ---------------------------
    (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)           Identification No.)



        7373 N. SCOTTSDALE ROAD
    SUITE D-120, SCOTTSDALE AZ 85253                 85253
-----------------------------------------   ---------------------------
(address of principal executive offices)           (zip code)


                                 (602) 483-7055
              (registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows: 13,437,777 shares of Common Stock, $.10 par value, as of May 13, 1997.

                                DENAMERICA CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 2, 1997

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets -
                  January 1, 1997 and April 2, 1997 ......................................................         3

              Condensed Consolidated Statements of Operations -
                  13-Week Periods ended April 2, 1997 and March 27, 1996 .................................         5

              Condensed Consolidated Statements of  Cash Flows -
                  13-Week Periods ended April 2, 1997 and March 27, 1996 .................................         6

              Notes to Condensed Consolidated Financial Statements........................................         7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................        13

PART II       OTHER INFORMATION ..........................................................................        21

              SIGNATURES..................................................................................        22

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                        DENAMERICA CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                  JANUARY 1,       APRIL 2,
                ASSETS                               1997           1997
                ------                          --------------     -------
Current assets:
  Cash and cash equivalents ....................   $  2,609       $  1,290
  Receivables ..................................      4,102          4,067
  Inventories ..................................      3,520          3,726
  Deferred income taxes ........................      2,955          3,344
  Other current assets .........................      1,196          1,109
                                                   --------       --------

     Total current assets ......................     14,382         13,536
                                                   --------       --------

Property and equipment, net ....................     73,724         68,901

Intangibles, net ...............................     71,924         72,270

Deferred financing costs net ...................      3,801          3,676
Deferred income taxes ..........................      7,174          7,174
Other assets ...................................      8,184          8,198
                                                   --------       --------

                                                   $179,189       $173,755
                                                   ========       ========



     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED (UNAUDITED)
                                 (IN THOUSANDS)

                                            JANUARY 1,       APRIL 2,
    LIABILITIES AND SHAREHOLDERS' EQUITY       1997            1997
                                            ----------      -----------
Current liabilities:
  Accounts payable .....................      $18, 202      $  16,530
  Accrued compensation and related costs         8,487          8,570
  Accrued taxes ........................         4,636          3,239
  Other current liabilities ............         8,424          5,119
  Current portion of long-term debt and
    obligations under capital leases ...         7,662          7,662
                                             ---------      ---------

    Total current liabilities ..........        47,411         41,120

Long-term debt, less current portion ...        94,132         95,708
Deferred rent and other ................        14,732         14,662
                                             ---------      ---------

    Total liabilities ..................       156,275        151,490
                                             ---------      ---------

Minority interest in joint ventures ....           786            677
                                             ---------      ---------

Shareholders' equity:
  Common stock .........................         1,340          1,340
  Additional paid-in capital ...........        35,706         35,755
  Accumulated deficit ..................       (14,918)       (15,507)
                                             ---------      ---------

    Total shareholders' equity .........        22,128         21,588
                                             ---------      ---------

                                             $ 179,189      $ 173,755
                                             =========      =========


     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     PERIOD ENDED
                                               -----------------------
                                                3/27/96       4/2/97
                                               ----------   ----------
                                               (13 WEEKS)   (13 WEEKS)
Restaurant sales .........................     $ 20,161      $ 76,114
                                               --------      --------

Restaurant operating expenses:
  Cost of food and beverage ..............        5,632        20,613
  Payroll and payroll related costs ......        7,260        26,101
  Amortization depreciation ..............          916         2,266
  Other restaurant operating expenses ....        5,484        21,277
                                               --------      --------
    Total restaurant operating expenses ..       19,292        70,257
                                               --------      --------

Restaurant operating income ..............          869         5,857
Administrative expenses ..................        1,047         3,744
                                               --------      --------
Operating income (loss) ..................         (178)        2,113
Interest expense, net ....................          860         3,203
                                               --------      --------
Loss before minority interest in joint
  venture, income taxes, and extraordinary
  item ...................................       (1,038)       (1,090)
Minority interest in joint venture .......           (2)         (109)
                                               --------      --------

Loss before income taxes and
  extraordinary item .....................       (1,036)         (981)
Income tax benefit .......................         (359)         (392)
                                               --------      --------
Loss before extraordinary item ...........         (677)         (589)
Extraordinary item - loss on
  extinguishment of debt .................         (497)         --
                                               --------      --------

Net loss .................................       (1,174)         (589)
Preferred stock dividend and accretion ...         (149)         --
                                               --------      --------
Net loss applicable to common shareholders     $ (1,323)     $   (589)
                                               ========      ========

Net loss per common share
  before extraordinary item ..............     $   (.10)     $   (.04)
                                               ========      ========

Net loss per common share ................     $   (.19)     $   (.04)
                                               ========      ========

Weighted average shares outstanding ......        6,938        13,424
                                               ========      ========


     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           PERIOD ENDED
                                                 ------------------------------
                                                      MARCH 27,        APRIL 2,
                                                       1996              1997
                                                  --------------     -----------
                                                    (13 WEEKS)        (13 WEEKS)
Cash flows from operating activities:
  Net loss .......................................      $(1,174)      ($  589)
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization ..............          916         2,266
      Amortization of deferred financing costs ...           45           125
      Minority interest in joint venture .........            2          (109)
      Deferred income taxes ......................         (368)         (392)
      Deferred rent ..............................           81            76
      Extraordinary item - loss on
        extinguishment of debt ...................          497          --
      Other ......................................          (25)          129
      Changes in operating assets and liabilities:
        Receivables ..............................         (217)           35
        Inventories ..............................          (58)         (206)
        Prepaid expenses and other assets ........         (542)           87
        Accounts payable and accrued liabilities .          449        (6,012)
                                                        -------       -------
        Net cash provided by (used in)
          operating activities ...................         (344)       (4,590)
                                                        -------       -------
Cash flows from investing activities:
   Purchase of property and equipment ............       (1,425)       (1,478)
   Purchase of intangibles .......................         (413)       (1,185)
   Proceeds from the sale of assets ..............         --           4,850
                                                        -------       -------
       Net cash (used in) provided  by investing
       activities ................................       (1,838)        2,187
                                                        -------       -------
Cash flows from financing activities:
  Borrowings, net ................................        3,650         2,858
  Principal reductions on long-term obligations ..       (1,344)       (1,823)
  Issuance of Common Stock and other, net ........         (124)           49
                                                        -------       -------
       Net cash provided by financing activities .        2,182         1,084
                                                        -------       -------
       Net change in cash and cash equivalents ...         --          (1,319)
Cash and cash equivalents at beginning of period .         --           2,609
                                                        -------       -------
Cash and cash equivalents at end of period .......      $  --         $ 1,290
                                                        =======       =======
Supplemental schedule of cash flow information:
Cash paid during the period for:
    Interest .....................................      $   950       $ 3,154
                                                        =======       -------
    Income taxes .................................      $    45       $  --
                                                        =======       =======

     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

General

The accompanying unaudited condensed consolidated financial statements of DenAmerica Corp. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1997. The Company currently operates 297 restaurants in 31 states.

The three-month period ended April 2, 1997, as explained below, is not comparable to the prior period.

Mergers

On March 29, 1996, Denwest Restaurant Corp. ("DRC") merged with and into the Company, with the Company being the surviving corporation (the "Merger"). Upon consummation of the Merger, the Company changed its name from American Family Restaurants, Inc. ("AFR") to DenAmerica Corp. The Merger has been accounted for as a reverse purchase under generally accepted accounting principles as a result of which DRC is considered to be the acquiring entity and AFR the acquired entity for accounting purposes.

On July 3, 1996, the Company acquired all of the issued and outstanding common stock of Black-eyed Pea U.S.A., Inc. ("BEP") from BEP Holdings, Inc. ("BEP Holdings") pursuant to a Stock Purchase Agreement (the "BEP Acquisition"). In accordance with the terms and conditions of the Stock Purchase Agreement, the effective accounting date of the BEP Acquisition was June 24, 1996.

BEP operates 93 casual dining restaurants in 13 states under the "Black-Eyed Pea" concept and franchises the right to operate an additional 29 Black-eyed Pea restaurants to third parties. The Company currently intends to continue to operate most of these restaurants as Black-eyed Pea restaurants.

In accordance with the accounting rules for a purchase and a reverse acquisition, the consolidated financial statements presented herein are as follows:

         (i) Consolidated Statements of Operations of the Company for the periods ended April 2, 1997 (which include the results of operations of the Company following the Merger and the BEP Acquisition) and March 27, 1996 (which do not include the results of operations of AFR or BEP); and

         (ii) Consolidated Statements of Cash Flows of the Company for the periods ended April 2, 1997 (which include the results of operations of the Company following the Merger and the BEP acquisition) and March 27, 1996 (which do not include the results of operations of AFR or BEP).

(2)      EARNINGS PER SHARE

Earnings per share for the period ended March 27, 1996 has been computed based upon weighted average shares of the Company's Common Stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger. Earnings per share for the period ended April 2, 1997 has been computed based upon the weighted average of the common shares outstanding as of April 2, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

         Upon consummation of the Merger with AFR, the former shareholders of DRC owned an aggregate of approximately 53.0% of the outstanding voting power of the Company immediately following the Merger. Accordingly, the Merger has been accounted for as a reverse purchase under generally accepted accounting principles, pursuant to which DRC is considered to be the acquiring entity and AFR the acquired entity for accounting purposes, even though the Company is the surviving legal entity. In addition, as permitted under generally accepted accounting principles, for accounting purposes the Merger was deemed to have occurred on March 27, 1996, the last day of DRC's first quarter for fiscal 1996. As a result, (i) the historical financial statements of AFR for periods prior to the date of the Merger are no longer the historical financial statements of the Company and therefore are no longer presented; (ii) the historical financial statements of the Company for periods prior to the Merger are those of DRC;
(iii) all references to the financial statements of the "Company" apply to the historical financial statements of DRC prior to and subsequent to the Merger; and (iv) any references to "AFR" apply solely to American Family Restaurants, Inc. and its financial statements prior to the Merger. On July 3, 1996, the Company acquired all of the issued and outstanding common stock of BEP. The effective accounting date of the BEP Acquisition was June 24, 1996.

         The results of operations for the first quarter of 1997 are materially impacted by the Merger and the BEP Acquisition. During the first quarter of 1997, revenue and related expenses increased significantly over prior years primarily as a result of these acquisitions. As a result, the first quarter of fiscal 1997 operating results are not comparable to those comparable prior period.

GENERAL

         As set forth below, the Company's restaurant operating income and operating income increased by $5.0 million and $2.3 million, respectively. The increase in restaurant operating income is attributable to the increased number of restaurants owned, while the increase in operating income is primarily a result of the increase in restaurant operating income without a proportionate increase in administrative expenses. The Company's strategy is to pursue acquisitions that can be incrementally profitable as a result of consolidation of administrative functions.

         The development of new restaurants also increases restaurant operating income without a significant increase in administrative expenses. As noted below, operating margins for the Company's non-Denny's, non-Black-eyed Pea restaurants ("non-branded restaurant") are significantly lower than the margins arising from the Company's Denny's and Black-eyed Pea restaurants. The Company therefore intends to convert certain of its remaining non-branded restaurants to the Denny's concept and to sell the remainder of its non-branded restaurants as soon as practicable.

         As of April 2, 1997, the Company operated 188 Denny's restaurants in 31 states. In January, 1996, the Company and Denny's, Inc. adopted the "Breakaway Breakfast" value price strategy, which offered five breakfast items for $1.99 or less. In September 2, 1996, the Company withdrew from the Breakaway Breakfast promotional special and increased the price of the Grand Slam breakfast to $2.99, during certain day parts. The withdrawal from the Breakaway Breakfast special has resulted in the decline of comparable Denny's restaurant sales of 3.9% during the thirteen week period end April 2, 1997 as compared to the same thirteen week period end in 1996. Margins were positively impacted, however, primarily as a result of decreased food and labor costs expressed as a percentage of sales. The average guest check increased from $4.60 during the thirteen week period ended March 29, 1996 to $5.17 for the thirteen week period ended April 2, 1997. However, guest counts for the period from January 2, 1997 through April 2, 1997 decreased approximately 15% as compared with the comparable period in the prior year. The Company believes that the increase in the pricing tiers within the value pricing strategy will result in improved long-term operating results.

         The Company currently operates 93 Black-eyed Pea restaurants in 13 states and franchises 29 Black-eyed pea restaurants in 6 states. The Company operates 64 Black-eyed Pea restaurants in Texas and Oklahoma, which the Company considers to be its core market for Black-eyed Pea restaurants. For the thirteen week period ended April 2, 1997, comparable same-store sales decreased 3.2% for all of the Company's Black-eyed Pea restaurants, while comparable same store sales decreased by 1.0% for Black-eyed Pea restaurants in the core market. The guest check average at the Company's Black-eyed Pea restaurants is $8.10. For the period, alcohol and carry-out sales account for approximately 2.3% and 10.1% respectively, of total sales at the Company's Black-eyed Pea restaurants.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total restaurant sales.

                                                  Thirteen Week Period Ended
                                                  --------------------------
                                                    March 27,     April 2,
                                                      1996          1997
                                                   ----------    -----------
Restaurant sales:
     Denny's restaurants                               90.0%        52.5%
     Black-eyed Pea restaurants                        --           43.2
     Non-branded restaurants                           10.0          4.3
                                                      -----        -----
          Total restaurant sales                      100.0        100.0
                                                      -----        -----

Restaurant operating expenses:
     Cost of food and beverages                        27.9         27.1
     Payroll and payroll related costs                 36.0         34.3
     Amortization and depreciation                      4.5          3.0
     Other restaurant operating cost                   27.2         27.9
                                                      -----        -----
          Total restaurant operating expenses          95.7         92.3
                                                      -----        -----
Restaurant operating income                             4.3          7.7
Administrative expenses                                 5.2          4.9
                                                      -----        -----

Operating income (loss)                                 (.9)         2.8
Interest expense                                       (4.2)        (4.2)
                                                      -----        -----

Loss before minority interest in joint ventures,
     income taxes, and extraordinary item              (5.1)        (1.4)
Minority interest in joint ventures                    --             .1
                                                      -----        -----

Loss before income taxes and
    extraordinary item                                 (5.1)        (1.3)

Income tax benefit                                     (1.8)         (.5)
                                                      -----        -----

Loss before extraordinary item                         (6.9)         (.8)
Extraordinary item - loss on extinguishment of
     debt                                              (2.5)        --
                                                      -----        -----

Net loss                                               (9.4)%        (.8)%
                                                      =====        =====

THIRTEEN-WEEK ENDED APRIL 2, 1996 COMPARED WITH THIRTEEN-WEEK ENDED
MARCH 27, 1996

         Restaurant sales. Restaurant sales increased $56.0 million, or 278%, to $76.1 million for the thirteen week period ended April 2, 1997 as compared with restaurant sales of $20.1 million for the thirteen week period ended March 27, 1996. This increase was primarily attributable to restaurant sales associated with restaurants acquired as a result of the Merger and the BEP acquisition during 1996.

         Cost of Food and Beverage. Cost of food and beverage decreased to 27.1% of restaurant sales for the thirteen week period ended April 2, 1997 as compared with 27.9% of restaurant sales for the thirteen week period ended March 27, 1996, primarily as the result of discontinuing several Denny's promotional programs implemented in January 1996 and the conversion or sale of the Company's non-branded restaurants.

         Payroll and Payroll Costs. Payroll and payroll related costs were 34.3% of restaurant sales for the thirteen week period ended April 2, 1997 as compared with 36.0% of restaurant sales for the thirteen week period ended March 27, 1996. This decrease was primarily attributable to staffing efficiencies created by discontinuing the promotional programs implemented in the first quarter of 1996 and the conversion or sale of the Company's non-branded restaurants.

         Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items decreased to 3.0% of restaurant sales for the thirteen week period ended April 2, 1997 as compared with 4.5% of restaurant sales for the thirteen week period ended March 27, 1996. The increase of $1.4 million was primarily attributable to the amortization of intangible assets associated with the 1996 acquisitions.

         Other Restaurant Operating Costs. Other restaurant operating costs were 27.9% of restaurant sales for the thirteen week period ended April 2, 1997 as compared with 27.2% of restaurant sales for the thirteen week period ended March 27, 1996. This increase was primarily attributable to increased restaurant operating costs associated with restaurants acquired as a result of the Merger and the BEP acquisition during 1996.

         Restaurant Operating Income. Restaurant operating income increased $5.0 million to $5.9 million for the thirteen week period ended April 2, 1997. as compared with $.9 million for the thirteen week period ended March 27, 1996. This increase was principally the result of factors described above.

         Administrative Expenses. Administrative expenses decreased to 4.9% of restaurant sales for the thirteen week period ended April 2, 1997 as compared with 5.2% of restaurant sales for the thirteen week period ended March 27, 1996. This decrease was primarily the result of increased sales volumes without proportionate cost increases.

         Interest Expense. Interest expense was $3.2 million, or 4.2% of restaurant sales, for the thirteen week period ended April 2, 1997 as compared with $860,000, or 4.3% of restaurant sales, for the thirteen week period ended March 27, 1996. The increase is the result of increased debt levels, associated with the increased level of long-term debt associated with the 1996 acquisitions.

         Income Tax Benefit. The Company recorded an income tax benefit of approximately $400,000, an effective rate of 40%, for the thirteen week period ended April 2, 1997 as compared with income tax benefit of approximately $359,000, or an effective rate of 35%, for the thirteen week period ended March 27, 1996.

         Net Loss. The Company recorded a net loss of approximately $600,000 for the thirteen week period ended April 2, 1997 as compared with net loss of $1.3 million after the extra ordinary item for the thirteen week period ended March 27, 1996, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company, and the restaurant industry generally, operates principally on a cash basis with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $27.6 million at April 2, 1997, and $ 33.0 million at January 1, 1997. The Company believes that its working capital deficit is consistent with the working capital position of restaurant operators of similar size. The Company anticipates that it will continue to operate with a working capital deficit.

         The Company historically has satisfied its capital requirements through credit facilities and the sale and leaseback of developed and acquired restaurants or restaurants converted to the Denny's concept. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Expenditures for property and equipment and intangibles totaled approximately $2.7 million for the thirteen-week periods ended April 2, 1997. As described below, the Company currently has commitments for approximately $20.0 million of sale-leaseback financing through 1997, which the Company believes will be adequate to meet its financing needs during that period.

         The Company believes that its future capital requirements will be primarily for the development of new restaurants, for continued acquisitions, and for conversion of restaurants to the Denny's or other restaurant concepts. The Company estimates that its costs to develop and open new Denny's and Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant, and that its costs associated with the conversion of a non-branded restaurant to the Denny's concept will be approximately $160,000 to $450,000 per restaurant.

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

         Net cash used in operating activities increased from $400,000 million in the first quarter of 1996 to $4.6 million in the first quarter of 1997. This increase is attributable to a reduction of accounts payables, the payment of property taxes, and costs associated with the closing and conversion of certain restaurants.

         Net cash (used in) provided by investing activities increased from ($1.8 million) in the first quarter of 1996 to $2.2 million in the first quarter of 1997. This change is primarily attributable to the disposal of approximately $4.9 million of various assets acquired in the BEP Acquisition, which were sold at their carrying value.

         Net cash provided by financing activities decreased from $2.2 million in the first quarter of 1996 to $1.1 million in the first quarter of 1997. Cash provided by financing activities arose primarily from the proceeds of borrowing activities, net of the principal reductions in long-term debt.

         On July 3, 1996, the Company completed the BEP Acquisition. The purchase price for BEP consisted of (i) cash of approximately $50.0 million provided from sale/leaseback financing, and (ii) a promissory note (the "BEP Purchase Note") in the principal amount of $15.0 million. The Company has outstanding $18.5 million principal amount of Series B Notes bear interest at the rate of 13% per annum, payable semi-annually every March 29 and September 29 until March 29, 2003, at which time all principal and any unpaid and accrued interest will be due. The payment of the principal of and interest on an all premiums, fees, costs, expenses, and liabilities arising under and in connection with Series B Notes is subordinated and subject in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Company's $65.0 million credit facility and the BEP Purchase Note. Subject to certain limitations, the Company, at its option, may redeem the BEP Purchase
Note in whole or in part at any time prior to maturity. As of April 2, 1997, because certain financial covenants have not been met, borrowings under the Delayed Term Loan portion of its Credit Facility are not available to the Company. Upon the occurrence of certain equity issuance's, the Company will be required to offer to redeem the maximum principal amount of BEP Purchase Note that may be redeemed with a specified portion of the proceeds of such equity issuance, at the then-current redemption price plus accrued and unpaid interest to the redemption date.

         The Company's Credit Facility contains certain provisions and restrictive convenants that, among other things require the maintenance of cash flow and interest coverage ratios. In addition, the provisions limit the ability of the Company and its subsidiaries, without the consent of Banque Paribas, to incur additional indebtedness, pay certain dividends or make certain distributions on their respective capital stock, repurchase shares of their respective capital stock, enter into additional restaurant leases, make acquisitions or sell assets, or exceed specified levels of capital expenditures. At April 2, 1997, the Company was not in compliance with certain financial convenants for which waivers have been obtained.

         The Company plans to pursue increasing its working capital as necessary through equity or debt financings in the public or private securities markets, additional sale-leaseback transactions, the disposition of underperforming restaurants, and additional credit facilities. The Company also intends to use its best efforts to redeem the BEP Purchase Note prior to September 30, 1997, on which the BEP Warrants become exercisable. The Company currently anticipates that it will be required to obtain the funds needed to repay the BEP Purchase Note through the sale of equity securities or by increasing its debt financing. There can be no assurance that financing for any of these purposes will be available or will be available on satisfactory terms.

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

NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock. The Company will provide the required disclosures in their year-end report. The effect on the Company's earning per share disclosure is not material for the periods presented.

FORWARD LOOKING STATEMENTS

         This Report on Form 10-Q contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in Exhibit 99 to this report on Form 10-Q, which is incorporated herein by reference.

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

                27.1 Summary Financial Information

                99    Special Considerations

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DENAMERICA CORP.


Dated:  May 15, 1997                By: /s/ Todd S. Brown
                                        ---------------------------
                                    Todd S. Brown
                                    Vice President, Chief Financial Officer, and
                                    Treasurer

                                    (Duly authorized officer of the
                                    registrant, principal financial
                                    and accounting officer)