Form 10-Q
period 1997-07-02
DENAMERICA CORP
filed 1997-08-21
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



         /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 1997

                         Commission File Number 1-13226


                                DENAMERICA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               GEORGIA                                       58-1861457
----------------------------------------              --------------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

        7373 N. SCOTTSDALE ROAD
    SUITE D-120, SCOTTSDALE AZ 85253                            85253
----------------------------------------              --------------------------
(address of principal executive offices)                      (zip code)

                                 (602) 483-7055
                                 --------------
              (registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows:
13,437,777 shares of Common Stock, $.10 par value, as of August 20, 1997.
-------------------------------------------------------------------------

                                DENAMERICA CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 2, 1997

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  January 1, 1997 and July 2, 1997 ...................................................    3

              Condensed Consolidated Statements of Operations -
                  13-Week Period ended July 2, 1997 and 14-Week Period ended July 3, 1996 and
                  26-Week Period ended July 2, 1997 and 27-Week Period ended July 3, 1996.............    5

              Condensed Consolidated Statements of  Cash Flows -
                  13-Week Period ended July 2, 1997 and 14-Week Period ended July 3, 1996 and
                  26-Week Period ended July 2, 1997 and 27-Week Period ended July 3, 1996.............    6

              Notes to Condensed Consolidated Financial Statements....................................    7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................    8

PART II.      OTHER INFORMATION.......................................................................    18

              SIGNATURES..............................................................................    20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        DENAMERICA CORP. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)
                                 (In thousands)

                                                                               January 1,            July 2,
                                   Assets                                        1997                 1997
                                   ------                                     ------------        ------------
Current assets:
     Cash and cash equivalents............................................         $2,609              $1,134
     Receivables..........................................................          4,102               3,579
     Inventories..........................................................          3,520               3,661
     Deferred income taxes................................................          2,955               3,582
     Other current assets.................................................          1,196               2,026
                                                                                 --------            --------

          Total current assets............................................         14,382              13,982
                                                                                 --------            --------

     Property and equipment, net..........................................         73,724              68,865

     Intangibles, net.....................................................         71,924              71,732

     Deferred financing costs, net........................................          3,801               3,514
     Deferred income taxes................................................          7,174               7,174
     Other assets.........................................................          8,184               8,365
                                                                                 --------            --------

                                                                                 $179,189            $173,632
                                                                                 ========            ========

     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

          Condensed Consolidated Balance Sheets, Continued (Unaudited)
                                 (In thousands)

                                                                                 January 1,                  July 2,
                    Liabilities and Shareholders' Equity                           1997                       1997
                    ------------------------------------                       -------------              ------------

Current liabilities:
  Accounts payable........................................................          $18,202                   $18,600
  Accrued compensation and related costs..................................            8,487                     6,504
  Accrued taxes...........................................................            4,636                     3,852
  Other current liabilities...............................................            8,424                     5,799
  Current portion of long-term debt and
   obligations under capital leases.......................................            7,662                     7,912
                                                                                   --------                  --------

   Total current liabilities..............................................           47,411                    42,667
                                                                                   --------                  --------

Long-term debt, less current portion......................................           94,132                    94,441
Deferred rent and other...................................................           14,732                    14,630
                                                                                   --------                  --------

   Total liabilities......................................................          156,275                   151,738
                                                                                   --------                  --------

Minority interest in joint ventures.......................................              786                       581
                                                                                   --------                  --------

Shareholders' equity
  Common stock ...........................................................            1,340                     1,342
  Additional paid-in capital..............................................           35,706                    35,781
  Accumulated deficit.....................................................          (14,918)                  (15,810)
                                                                                   --------                  --------

   Total shareholders' equity.............................................           22,128                    21,313
                                                                                   --------                  --------

                                                                                   $179,189                  $173,632
                                                                                   ========                  ========

     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (Unaudited)
                 (In thousands, except share and per share data)

                                                                    Period ended                            Period ended
                                                          --------------------------------       --------------------------------
                                                              July 3             July 2,            July 3,             July 2,
                                                               1996               1997               1996                1997
                                                          -------------       ------------       ------------       -------------
                                                            (14 weeks)         (13 weeks)         (27 weeks)          (26 weeks)

Restaurant sales.......................................    $   59,012         $   76,185         $   79,173             $152,299
                                                           ----------         ----------         ----------           ----------

Restaurant operating expenses:
  Cost of food and beverage............................        16,339             20,840             21,971               41,453
  Payroll and payroll related costs....................        20,156             26,260             27,416               52,361
  Depreciation and amortization........................         1,920              2,324              2,836                4,590
  Other restaurant operating expenses..................        14,590             20,403             20,074               41,680
                                                           ----------         ----------         ----------           ----------

   Total restaurant operating expenses.................        53,006             69,827             72,298              140,084
                                                           ----------         ----------         ----------           ----------
Restaurant operating income............................         6,006              6,358              6,875               12,215
Administrative expenses................................         2,134              3,831              3,181                7,575
                                                           ----------         ----------         ----------           ----------
Operating income.......................................         3,873              2,527              3,695                4,640
Interest expense, net..................................         2,791              3,164              3,651                6,367
                                                           ----------         ----------         ----------           ----------
Income (loss) before minority interest in joint
  venture, income taxes, and extraordinary item........         1,082               (637)                44               (1,727)
Minority interest in joint venture.....................            13                (53)                11                 (162)
                                                           ----------         ----------         ----------           ----------

Income (loss) before income taxes and
  extraordinary item...................................         1,069               (584)                33               (1,565)
Income tax (benefit) expense...........................           372               (234)                13                 (626)
                                                           ----------         ----------         ----------           ----------
Income (loss) before extraordinary item...............           697               (350)                20                 (939)
Extraordinary item - loss on
  extinguishment of debt...............................          ----               ----               (497)                ----
                                                           ----------         ----------         ----------           ----------
Net income (loss)......................................           697               (350)              (477)                (939)
Preferred stock dividend and accretion.................          ----               ----               (149)                ----
                                                           ----------         ----------         ----------           ----------
Net income (loss) applicable to common
 shareholders..........................................    $      697         $     (350)        $     (626)          $     (939)
                                                           ==========         ==========         ==========           ==========
Net income (loss) per common share
  before extraordinary item............................    $      .05         $     (.03)        $     (.01)          $     (.07)
                                                           ==========         ==========         ==========           ==========

Net income (loss) per common share.....................    $      .05         $     (.03)        $     (.06)          $     (.07)
                                                           ==========         ==========         ==========           ==========

Weighted average shares outstanding....................    13,649,000         13,414,000         10,293,000           13,414,000
                                                           ==========         ==========         ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                      Period ended                        Period ended
                                                             ------------------------------      -------------------------------
                                                                July 3            July 2,           July 3,            July 2,
                                                                 1996               1997             1996               1997
                                                             ------------       -----------      ------------       ------------
                                                              (14 weeks)         (13 weeks)       (27 weeks)         (26 weeks)

Cash flows from operating activities:
  Net income (loss)....................................          $  697            $ (350)           $ (477)           $ (939)
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization.....................           1,920             2,324             2,836             4,590
     Amortization of deferred financing costs..........              83               162               128               287
     Minority interest in joint venture................              13               (53)               11              (162)
     Deferred income taxes.............................             372              (234)               13              (626)
     Deferred rent - long term ........................              51               341               132               417
     Other.............................................              78              (263)              488              (133)
   Changes in operating assets and liabilities:
       Receivables.....................................          (1,182)              721            (1,399)              756
       Inventories.....................................            (490)               65              (548)             (141)
       Prepaid expenses and other assets...............            (574)             (917)           (1,009)             (830)
       Accounts payable and accrued liabilities........          (4,104)              465            (1,012)           (5,547)
                                                                 ------            ------            ------            ------
       Net cash provided by (used in)
         operating activities..........................          (3,136)            2,261              (837)           (2,328)
                                                                 ------            ------            ------            ------
Cash flows from investing activities:
  Purchase of property and equipment...................          (2,487)           (1,528)           (3,912)           (3,006)
  Purchase of intangibles..............................            (121)             (313)             (534)           (1,498)
  Payment for Acquisition of BEP and Merger,
   net of cash acquired                                           2,412              ----              (231)             ----
  Proceeds from the sale of assets.....................            ----               498              ----             6,734
                                                                 ------            ------            ------            ------
     Net cash (used in) provided by investing
       activities......................................            (196)           (1,343)           (4,677)            2,230
                                                                 ------            ------            ------            ------
Cash flows from financing activities:
  Borrowings, net......................................           9,711               759            13,361             2,230
  Principal reductions on long-term obligations........          (6,331)           (1,861)           (7,675)           (3,684)
  Issuance of Common Stock and other, net..............             (48)               28              (172)               77
                                                                 ------            ------            ------            ------
     Net cash provided by financing activities.........           3,332            (1,074)            5,514            (1,377)
                                                                 ------            ------            ------            ------
     Net change in cash and cash equivalents...........            ----              (156)             ----            (1,475)
Cash and cash equivalents at beginning of period.......            ----             1,290              ----             2,609
                                                                 ------            ------            ------            ------
Cash and cash equivalents at end of period.............          $ ----            $1,134            $ ----            $1,134
                                                                 ======            ======            ======            ======
Supplemental schedule of cash flow information:
  Cash paid during period for:
  Interest.............................................          $2,083            $2,326            $3,033            $5,480
                                                                 ======            ======            ======            ======
  Income taxes.........................................          $   47            $ ----            $   47            $ ----
                                                                 ======            ======            ======            ======

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

The three-month and six-month periods ended July 2, 1997, as explained below, are not comparable to the prior periods.

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

In  accordance  with  the  accounting   rules  for  a  purchase  and  a  reverse
acquisition, the consolidated financial statements presented herein are as follows:

           (i) Consolidated Statements of Operations of the Company for the periods ended July 2, 1997 (which include the results of operations of the Company following the Merger and the BEP Acquisition) and July 3, 1996 (which include the results of operations of the AFR restaurants since the March 27, 1996 accounting date of the Merger and the results of operations of BEP since the June 24, 1996 accounting date of the BEP Acquisition); and

           (ii) Consolidated Statements of Cash Flows of the Company for the periods ended July 2, 1997 (which include the results of operations of the Company following the Merger and the BEP acquisition) and July 3, 1996 (which include the results of operations of the AFR restaurants since the March 27, 1996 accounting date of the Merger and the results of operations of BEP since the June 24, 1996 accounting date of the BEP Acquisition).

(2)      Earnings Per Share

         Earnings per share for the period ended July 3, 1996 has been computed based upon the weighted average of (i) the shares of the Company's Common Stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger, and (ii) the Company's Common Stock outstanding after the Merger. Earnings per share for the period ended July 2, 1997 has been computed based upon the weighted average of the common shares outstanding as of July 2, 1997.

(3)      Subsequent Events

         In July 1997, the Company sold fourteen Denny's and two non-Denny's restaurants to an unrelated party for $2.1 million. In addition, in August 1997 the Company entered into an agreement to sell 61 Denny's and 10 non-Denny's restaurants for gross cash proceeds of $28.4 million, a $3.0 million promissory note due within 90 days of close, and a promissory note in the principle amount of $6.0 million which matures in 2000. The consummation of this transaction is subject to various matters, including obtaining landlord and lender consents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

         Upon consummation of the Merger, the former shareholders of DRC owned an aggregate of approximately 53.0% of the outstanding voting power of the Company. Accordingly, the Merger has been accounted for as a reverse purchase under generally accepted accounting principles with an effective accounting date of March 27, 1996, the last day of DRC's first quarter for fiscal 1996. In addition, on July 3, 1996 the Company acquired all of the issued and outstanding common stock of BEP. The effective accounting date of the BEP Acquisition was June 24, 1996.

         The results of operations for the 1997 periods were materially impacted by the Merger and the BEP Acquisition. During the second quarter of 1997 and for the six month period then ended, revenue and related expenses increased significantly over prior years primarily as a result of these acquisitions. As a result, the 1997 operating results are not comparable to prior periods. In addition, the 1997 second quarter contains thirteen weeks while the 1996 second quarter contains fourteen weeks.

General

         The 1996 operating results reflect fourteen-week and twenty-seven week periods versus thirteen-week and twenty-six week periods in 1997. The additional week in the 1996 periods is significant in that revenues are included without a corresponding increase in certain fixed costs, including occupancy, utilities and administrative expenses.

         As set forth below, the Company's restaurant operating income and operating income increased by $5.3 million and $945,000 for the twenty-six week period ended July 2, 1997 as compared with the twenty-seven week period ended July 3, 1996. For the thirteen week period ended July 2, 1997, these amounts increased $350,000 and decreased $1.4 million, respectively as compared with the fourteen-week period ended July 3, 1996. The decrease in operating income for the thirteen-week period ended July 2, 1997 would have been $2.0 million without the gain on sale of restaurants of $650,000. These changes result primarily from the Merger and the BEP Acquisition, the additional week of operating results in 1996, and the decline in Denny's same-store sales in 1997, as described below.

Denny's
-------

         As of July 2, 1997, the Company operated 190 Denny's restaurants in 31 states. In January 1996, the Company and Denny's, Inc. adopted the "Breakaway Breakfast" value pricing promotion, which offered five breakfast items for $1.99 or less. In September 1996, the Company withdrew from the Breakaway Breakfast and increased the price of the Grand Slam breakfast to $2.99. The withdrawal from the Breakaway Breakfast resulted in the decline of comparable Denny's restaurant sales of 5.6% during the thirteen week period ending July 2, 1997 compared with the prior year. The average guest check increased from $4.99 during the second quarter 1996 to $5.31 for the second quarter of 1997; however, guest counts for the same period declined. These operating results are consistent with the results reported for Denny's restaurants operated by Denny's, Inc. In order to mitigate the possible material negative impact of the continued decline in the Denny's sales levels, the Company has adopted a selective restaurant disposition strategy described below.

Black-eyed Pea
--------------

         As of July 2, 1996, the Company operated 91 Black-eyed Pea restaurants in 13 states and franchised 25 Black-eyed pea restaurants in 5 states. The Company operates 64 Black-eyed Pea restaurants in Texas and Oklahoma, which the Company considers to be its core market for Black-eyed Pea restaurants. For the twenty-six week period ended July 2, 1997, comparable same-store sales decreased 4.6% for all of the Company's Black-eyed Pea restaurants, although only 2.4% in the core market. The guest check average at the Company's Black-eyed Pea restaurants is approximately $7.90. For the second quarter, alcohol and carry-out sales accounted for approximately 2.3% and 10.1%, respectively, of total sales at the Company's Black-eyed Pea restaurants.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total restaurant sales. As discussed above, as a result of the Merger and BEP Acquisition, these results are not comparable.

                                                            Period ended                 Period ended
                                                   ---------------------------     --------------------------
                                                      July 3,         July 2,        July 3,         July 2,
                                                        1996           1997           1996            1997
                                                   ------------    -----------     -----------    -----------
                                                    (14 weeks)     (13 weeks)      (27 weeks)      (26 weeks)

Restaurant sales:                                     100.0  %        100.0  %       100.0  %         100.0  %

Restaurant operating expenses:
   Cost of food and beverages....................      27.7            27.4           27.8             27.2
   Payroll and payroll related costs.............      34.2            34.5           34.6             34.4
   Depreciation and amortization.................       3.3             3.1            3.6              3.0
   Other restaurant operating cost...............      24.6            26.8           25.3             27.4
                                                      -----           -----          -----            -----
       Total restaurant operating expenses..           89.8            91.7           91.3             92.0
                                                      -----           -----          -----            -----
Restaurant operating income......................      10.2             8.3            8.7              8.0
Administrative expenses..........................       3.6             5.0            4.0              5.0
                                                      -----           -----          -----            -----

Operating income.................................       6.6             3.3            4.7              3.0
Interest expense.................................       4.8             4.2            4.6              4.1
                                                      -----           -----          -----            -----

Income (loss) before minority interest in joint
  ventures, income taxes, and extraordinary
  item...........................................       1.8            (.9)             .1            (1.1)
Minority interest in joint ventures..............        .0            (.1)             .0             (.1)
                                                      -----           -----          -----            -----

Income (loss) before income taxes and
  extraordinary item.............................       1.8            (.8)             .1            (1.0)
Income tax expense (benefit).....................        .6            (.3)             .0             (.4)
                                                      -----           -----          -----            -----

Income (loss) before extraordinary item..........       1.2            (.5)             .1             (.6)
Extraordinary item - loss on extinguishment
       of debt...................................      ----             ---           (.6)  %           ---
                                                      -----           -----          -----            -----

Net income (loss)................................       1.2  %         (.5)  %        (.5)  %          (.6)  %
                                                      =====           =====          =====            =====

THIRTEEN-WEEK PERIOD ENDED JULY 2, 1997 COMPARED WITH FOURTEEN-WEEK PERIOD ENDED JULY 3, 1996

         Restaurant sales. Restaurant sales increased $17.2 million, or 29%, to $76.2 million for the thirteen-week period ended July 2, 1997 as compared with restaurant sales of $59.0 million for the fourteen-week period ended July 3, 1996. This increase was primarily attributable to the BEP Acquisition.

         Cost of Food and Beverage. Cost of food and beverage decreased to 27.4% of restaurant sales for the thirteen-week period ended July 2, 1997 as compared with 27.7% of restaurant sales for the fourteen-week period ended July 3, 1996, primarily as the result of discontinuing several Denny's promotional programs implemented in January 1996 and the conversion or sale of certain of the Company's non-branded restaurants.

         Payroll and Payroll Costs. Payroll and payroll related costs were 34.5% of restaurant sales for the thirteen-week period ended July 2, 1997 as compared with 34.2% of restaurant sales for the fourteen-week period ended July 3, 1996. This increase was primarily attributable to a decrease in comparable store sales as well as increased training and employee turnover costs in the Denny's restaurants.

         Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs, and other items decreased to 3.1% of restaurant sales for the thirteen-week period ended July 2, 1997 as compared with 3.3% of restaurant sales for the fourteen-week period ended July 3, 1996. The increase of $400,000 was primarily attributable to the amortization of intangible assets associated with the 1996 acquisitions.

         Other Restaurant Operating Costs. Other restaurant operating costs were 26.8% of restaurant sales for the thirteen-week period ended July 2, 1997 as compared with 24.6% of restaurant sales for the fourteen-week period ended July 3, 1996. Included in the 1997 results is a gain of $650,000 relating to the sale of eleven non-branded restaurants. Excluding this gain, other restaurant operating costs, expressed as a percentage of revenue, would have been 27.6%. This increase was primarily attributable to the inclusion of the BEP operating results in 1997 (where other restaurant operating costs as a percentage of revenues are higher than operating costs at the Company's Denny's restaurants), a decrease in comparable stores sales in the Denny's restaurants, and the impact of a thirteen-week operating period in 1997 versus a fourteen-week operating period in 1996.

         Restaurant Operating Income. Restaurant operating income increased $352,000 to $6.4 million for the thirteen-week period ended July 2, 1997, as compared with $6.0 million for the fourteen-week period ended July 3, 1996. This increase was principally the result of the factors described above.

         Administrative Expenses. Administrative expenses increased to 5.0% of restaurant sales for the thirteen-week period ended July 2, 1997 as compared with 3.6% of restaurant sales for the fourteen-week period ended July 3, 1996. This increase was primarily the result of declining same store sales, the impact of the thirteen-week operating period in 1997 versus a fourteen-week operating period in 1996, as well as the greater administrative support required to operate as a franchisor as opposed to operating solely as a franchisee.

         Interest Expense. Interest expense was $3.2 million, or 4.2% of restaurant sales, for the thirteen-week period ended July 2, 1997 as compared with $2.8 million, or 4.8% of restaurant sales, for the fourteen-week period ended July 3, 1996. The increase is the result of increased debt levels associated with the 1996 acquisitions.

         Income Tax Benefit. The Company recorded an income tax benefit of approximately $234,000, an effective rate of 40%, for the thirteen-week period ended July 2, 1997 as compared with income tax expense of approximately $372,000, or an effective rate of 35%, for the fourteen-week period ended July 3, 1996.

         Net Income (Loss). The Company recorded a net loss of approximately $350,000 for the thirteen-week period ended July 2, 1997 as compared with net income of $697,000 for the fourteen-week period ended July 3, 1996, as a result of the factors described above.

TWENTY-SIX WEEK PERIOD ENDED JULY 2, 1997 COMPARED WITH TWENTY-SEVEN WEEK PERIOD ENDED JULY 3, 1996

         Restaurant sales. Restaurant sales increased $73.1 million, or 92.3%, to $152.3 million for the twenty-six week period ended July 2, 1997 as compared with restaurant sales of $79.2 million for the twenty-seven week period ended July 3, 1996. This increase was primarily attributable to the Merger and the BEP Acquisition.

         Cost of Food and Beverage. Cost of food and beverage decreased to 27.2% of restaurant sales for the twenty-six week period ended July 2, 1997 as compared with 27.8% of restaurant sales for the twenty-seven week period ended July 3, 1996, primarily as the result of discontinuing several Denny's promotional programs implemented in January 1996 and the conversion or sale of certain of the Company's non-branded restaurants.

         Payroll and Payroll Costs. Payroll and payroll related costs were 34.4% of restaurant sales for the twenty-six week period ended July 2, 1997 as compared with 34.6% of restaurant sales for the twenty-seven week period ended July 3, 1996. This decrease was primarily attributable to the impact in the first quarter of staffing efficiencies created by discontinuing the promotional program implemented in the first quarter of 1996 and the conversion or sale of certain of the Company's non-branded restaurants.

         Amortization and Depreciation. Amortization and depreciation of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items decreased to 3.0% of restaurant sales for the twenty-six week period ended July 2, 1997 as compared with 3.6% of restaurant sales for the twenty-seven week period ended July 3, 1996. The increase of $1.8 million was primarily attributable to the amortization of intangible assets associated with the 1996 acquisitions.

         Other Restaurant Operating Costs. Other restaurant operating costs were 27.4% of restaurant sales for the twenty-six week period ended July 2, 1997 as compared with 25.3% of restaurant sales for the twenty-seven week period ended July 3, 1996. Included in the 1997 results is a gain of $650,000 relating to the sale of eleven non-branded restaurants. Excluding this gain, other restaurant operating costs expressed as a percentage of revenue, would have been 27.8%. This increase was primarily attributable to increased restaurant operating costs associated with restaurants acquired as a result of the BEP Acquisition (where other restaurant operating costs as a percentage of revenues are higher than operating costs at the Company's Denny's restaurants), a decrease in comparable store sales in the Company's Denny's restaurants, and the impact of a twenty-six week operating period in 1997 versus a twenty-seven week operating period in 1996.

         Restaurant Operating Income. Restaurant operating income increased $5.3 million to $12.2 million for the twenty-six week period ended July 2, 1997. as compared with $6.9 million for the twenty-seven week period ended July 3, 1996. This increase was principally the result of the factors described above.

         Administrative Expenses. Administrative expenses increased to 5.0% of restaurant sales for the twenty-six week period ended July 2, 1997 as compared with 4.0% of restaurant sales for the twenty-seven week period ended July 3, 1996. This increase was primarily the result of declining same store sales, the impact of the twenty-six week operating period in 1997 versus a twenty-seven week operating period in 1996, as well as the greater administrative support required to operate as a franchisor as opposed to operating solely as a franchisee.

         Interest Expense. Interest expense was $6.4 million, or 4.1% of restaurant sales, for the twenty-six week period ended July 2, 1997 as compared with $3.7 million, or 4.6% of restaurant sales, for the twenty-seven week period ended July 3, 1996. The increase is the result of the increased level of long-term debt associated with the 1996 acquisitions.

         Income Tax Benefit. The Company recorded an income tax benefit of approximately $626,000, an effective rate of 40%, for the twenty-six week period ended July 2, 1997 as compared with income tax expense of approximately $13,000, or an effective rate of 40%, for the twenty-seven week period ended July 3, 1996.

         Net Loss. The Company recorded a net loss of approximately $939,000 for the twenty-six week period ended July 2, 1997 as compared with net loss of $626,000 after the extraordinary item for the twenty-seven week period ended July 3, 1996, as a result of the factors described above.

Liquidity and Capital Resources

         The Company, and the restaurant industry generally, receives substantially all of its revenues in cash with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $28.7 million at July 2, 1997 and $33.0 million at January 1, 1997. The Company believes that it has funded the excessive working capital deficit acquired in the Merger and that its current working capital deficit is consistent with the working capital position of restaurant operators of similar size. The Company anticipates that it will continue to operate with a working capital deficit.

         Over the past two quarters, the Company has converted ten non-Denny's and non-Black-eyed Pea restaurants to the Denny's concept. In addition, during 1997 the Company has closed ten restaurants that were not achieving minimum cash flow requirements. The Company intends to continue to evaluate its existing restaurant portfolio and to close or sell restaurants as appropriate. As described above, the Denny's operating results have been negatively impacted by same-store sales declines. The Company intends to pursue a strategy to lessen its dependence on the Denny's brand, and has identified certain geographic markets as available for disposition. Proceeds from such dispositions will be used to retire debt and to reduce the working capital deficit. As part of this strategy, in April 1997 the Company sold eleven non-branded restaurants for cash and notes totaling $850,000. This transaction resulted in a gain of $650,000, which has been included in the accompanying financial statements as a reduction of other restaurant operating expenses.

         The Company intends to continue to expand the number of its Black-eyed Pea restaurants in its core market through the development of new restaurants. As of July 2, 1997, the Company has four stores under development, which are anticipated to open prior to year-end. In addition, the Company his entered into two agreements to purchase a total of nine franchised restaurants located in Arizona and Florida. These acquisitions are a part of an overall settlement of threatened litigation by these franchisees. Under these agreements, the Company will forego future royalty payments from an additional thirteen franchised restaurants in Colorado in exchange for various releases and indemnifications. The effect of the loss of royalty income of approximately $1.4 million per annum will be partially offset by operating income from the restaurants to be acquired. These acquisitions require the approval of the Company's senior lenders. The Company's currently is negotiating with its lenders to obtain such approvals.

         The Company historically has satisfied its capital requirements through credit facilities and the sale and leaseback of Denny's restaurants. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Expenditures for property and equipment and intangibles totaled approximately $1.8 million and $4.5 million for the thirteen-week and twenty-six week periods ended July 2, 1997. As described below, the Company currently has commitments for approximately $65.0 million of sale-leaseback financing through August 1998, which the Company believes will be adequate to meet its financing needs during that period.

         The Company believes that its future capital requirements will be primarily for the development of new restaurants, for continued acquisitions, and for conversion of restaurants to the Denny's or Black-eyed Pea concepts. The Company estimates that its costs to develop and open new Denny's and Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant, and that its costs associated with the conversion of a non-branded restaurant to the Denny's concept will be approximately $160,000 to $450,000 per restaurant.

         The Company was not in compliance with certain of its debt covenants at July 2, 1997, for which the Company has received waivers. The Company has obtained a sale-leaseback commitment of $25.0 million, the proceeds of which will be used to repay a portion of its obligations under its senior credit facility, which as of August 16, 1997 total approximately $42.0 million. The Company believes that it can obtain an amendment to its existing covenants to be consistent with its current operating results subsequent to the repayment described above.

         An affiliate of CNL Group, Inc. ("CNL") has agreed, subject to various conditions, including that there be no material adverse change in the financial condition of the Company, to make available to the Company up to $65.0 million over the twelve-month period commencing August 30, 1997 in order to finance the development of new Company restaurants. Each financing will take the form of a "sale-leaseback," in which CNL would purchase a particular restaurant property and lease it back to the Company under a triple-net lease. The Company will have a right of first refusal on the sale of each property by CNL, and will have the right to purchase each property after the expiration of the fifth lease year.

         Net cash used in operating activities increased from $837,000 in the first twenty-seven weeks of 1996 to $2.3 million in the first twenty-six weeks of 1997. This increase is attributable to a reduction of accounts payable, the payment of property taxes, and costs associated with the closing and conversion of certain restaurants.

         Net cash (used in) provided by investing activities increased from ($4.7 million) in the first twenty-seven weeks of 1996 to $2.2 million in the first twenty-six weeks of 1997. This change primarily is attributable to the disposal of approximately $4.9 million of various assets acquired in the BEP Acquisition, which were sold at their carrying value.

         Net cash provided by (used in) financing activities decreased from $5.5 million in the first twenty-seven weeks of 1996 to $1.4 million in the first twenty-six weeks of 1997. Cash (used in) financing activities arose primarily from the proceeds of borrowing activities, net of the principal reductions in long-term debt.

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

New Accounting Standards

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock. The Company will provide the required disclosures in its year-end report. The effect on the Company's earning per share disclosure will not be material for the periods presented.

         In June 1997 the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect this standard to have a material effect on the its financial statements.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. This standard requires segments of a business enterprise to be reported based on the way management organizes and evaluates segments within the company. The standard also requires disclosures regarding products and services, geographical areas and major customers. The Company currently is evaluating the impact of this standard on its disclosures.

         The Company plans to adopt both SFAS No. 130 and No. 131 in 1998.

Forward Looking Statements

         This Report on Form 10-Q contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth under "Special Considerations" in the Company's report on Form 10-K for the year ended January 1, 1997.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         On July 24, 1997, the Company filed a lawsuit against Beck Holdings, Inc. f/k/a/ BEP Holdings, Inc., and Unigate Holdings, N.V. (the "defendants") in the United States District Court for the District of Arizona (Civil Action No. CIV 97-1546 PHX RGS). The lawsuit alleges that the defendants breached a stock purchase agreement and guaranty and violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)5, as well as A.R.S. s.s. 44-1991 et seq. (the Arizona securities fraud statute). The lawsuit also asserts common law claims for breach of the implied covenant of good faith and fair dealing, fraudulent misrepresentation and negligent misrepresentation. All of these claims relate to the Company's acquisition on July 3, 1996 of the outstanding capital stock of BEP. The claims arise from the defendants' failure to indemnify the Company in connection with a settlement it reached in July 1997 with Arizona and Colorado franchisees. As part of this settlement, the Company agreed to acquire six Arizona Black-eyed Pea restaurants for a purchase price of $3.25 million. Other claims included in the lawsuit involve misrepresentations made by the defendants in connection with the 1996 acquisition of BEP. The lawsuit was served upon Beck Holdings, Inc. on July 28, 1997 and, as of August 20, 1997, Unigate Holdings, N.V. has not been served. The Company has requested monetary damages, including the cancellation of a $15 million promissory note, from the defendants.

ITEM 2.     CHANGES IN SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's 1997 Annual Meeting of Shareholders was held on June 26, 1997. The following nominees were elected to the Company's Board of Directors, to serve until their successors are elected or have been qualified, or until their earlier resignation or removal:

             Nominee                                Votes in Favor      Withheld
             -------                                --------------      --------
             Jack M. Lloyd                            10,636,261           0
             William J. Howard                        10,652,566           0
             William G. Cox                           10,651,566           0
             Todd S. Brown                            10,651,566           0
             John M. Holliman, III                    10,651,566           0
             C. Alan MacDonald                        10,651,566           0
             Fred W. Martin                           10,651,566           0

           The following items were voted upon by the Company's shareholders:

           (a) Proposal to approve the Company's 1996 Stock Option Plan.


             Votes in Favor        Opposed        Abstained      Broker Non-Vote
             --------------        -------        ---------      ---------------
             10,356,569            956,501         54,446               0

           (b) Proposal to approve an amendment to the Company's Restated Articles of Incorporation to increase the number of shares of the Company's Common Stock that are authorized for issuance from the current maximum of 20,000,000 shares to a maximum 40,000,000 shares, and (b) authorize 5,000,000 shares of serial preferred stock, par value $.01 per share.


             Votes in Favor        Opposed        Abstained      Broker Non-Vote
             --------------        -------        ---------      ---------------
             7,672,499             909,817         275,563          2,509,637

           (c) Proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.


             Votes in Favor        Opposed        Abstained      Broker Non-Vote
             --------------        -------        ---------      ---------------
             10,910,053            428,072         29,391               0

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits.

             11.1 Statement regarding computation of per share income

             27.1 Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DENAMERICA CORP.


Dated:  August 20, 1997                   By: /s/ Todd S. Brown
                                             ------------------
                                                Todd S. Brown
                                                Vice President, Chief Financial
                                                Officer, and Treasurer

                                                (Duly authorized officer of the
                                                registrant, principal financial
                                                and accounting officer)
                                       20