Form 10-Q
period 1997-10-01
DENAMERICA CORP
filed 1997-11-17
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1997

                         Commission File Number 1-13226


                                DENAMERICA CORP.
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 GEORGIA                                       58-1861457
----------------------------------------               -------------------------
     (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

         7373 N. SCOTTSDALE ROAD
     SUITE D-120, SCOTTSDALE AZ 85253                            85253
-----------------------------------------              -------------------------
 (address of principal executive offices)                     (zip code)

                                 (602) 483-7055
                                 --------------
              (registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows:
13,437,777 shares of Common Stock, $.10 par value, as of November 12, 1997.
---------------------------------------------------------------------------

                                DENAMERICA CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 1, 1997

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Condensed Consolidated  Balance Sheets - January 1, 1997 and
               October 1, 1997 ........................................       3

          Condensed  Consolidated  Statements  of Operations - 13-Week
               Period ended  October 1, 1997 and 13-Week  Period ended
               October 2, 1996 and  39-Week  Period  ended  October 1,
               1997 and 40-Week Period ended October 2, 1996 ..........       5

          Condensed  Consolidated  Statements  of Cash Flows - 13-Week
               Period ended  October 1, 1997 and 13-Week  Period ended
               October 2, 1996 and  39-Week  Period  ended  October 1,
               1997 and 40-Week Period ended October 2, 1996 ..........       6

          Notes to Condensed Consolidated Financial Statements ........       7

Item 2.  Management's Discussion and Analysis of Financial  Condition
               and Results of Operations ..............................       9

PART II.  OTHER INFORMATION ...........................................      18

          SIGNATURES ..................................................      20

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                   DENAMERICA CORP. AND SUBSIDIARIES

           Condensed Consolidated Balance Sheets (Unaudited)
                            (In thousands)



                                              January 1,     October 1,
                    Assets                      1997            1997
                    ------                    ----------     ----------

Current assets:
     Cash and cash equivalents .........       $  2,609       $    975
     Receivables .......................          4,102          4,132
     Inventories .......................          3,520          3,557
     Deferred income taxes .............          2,955          3,268
     Other current assets ..............          1,196          1,629
                                               --------       --------

          Total current assets .........         14,382         13,561
                                               --------       --------


Property and equipment, net ............         65,535         57,957

Intangibles, net .......................         80,113         79,902

Deferred financing costs, net ..........          3,801          4,302
Deferred income taxes ..................          7,174          7,174
Other assets ...........................          8,184          8,672
                                               --------       --------

                                               $179,189       $171,568
                                               ========       ========

 See accompanying notes to condensed consolidated financial statements.

                   DENAMERICA CORP. AND SUBSIDIARIES

     Condensed Consolidated Balance Sheets, Continued (Unaudited)
                            (In thousands)

                                               January 1,   October 1,
     Liabilities and Shareholders' Equity         1997         1997
     ------------------------------------      ----------   ----------

Current liabilities:
  Accounts payable .........................   $  18,202    $  17,046
  Accrued compensation and related costs ...       8,487        6,292
  Accrued taxes ............................       4,636        3,989
  Other current liabilities ................       8,424        6,433
  Current portion of long-term debt and
   obligations under capital leases ........       7,662        7,935
                                               ---------    ---------

   Total current liabilities ...............      47,411       41,695
                                               ---------    ---------

Long-term debt, less current portion .......      94,132       94,957
Deferred rent and other ....................      14,732       13,119
                                               ---------    ---------

   Total liabilities .......................     156,275      149,771
                                               ---------    ---------

Minority interest in joint ventures ........         786         --
                                               ---------    ---------

Shareholders' equity:
  Common stock .............................       1,340        1,342
  Additional paid-in capital ...............      35,706       35,781
  Accumulated deficit ......................     (14,918)     (15,326)
                                               ---------    ---------

   Total shareholders' equity ..............      22,128       21,797
                                               ---------    ---------

                                               $ 179,189    $ 171,568
                                               =========    =========

 See accompanying notes to condensed consolidated financial statements.

                   DENAMERICA CORP. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations (Unaudited)
                 (In thousands, except per share data)

                                                      Period ended              Period ended
                                                 -----------------------   ----------------------
                                                 October 2,   October 1,   October 2,  October 1,
                                                    1996         1997         1996        1997
                                                 ----------   ----------   ----------  ----------
                                                 (13 weeks)   (13 weeks)   (40 weeks)  (39 weeks)
Restaurant sales ..............................   $  84,599    $  75,494    $ 163,772   $ 227,787
                                                  ---------    ---------    ---------   ---------

Restaurant operating expenses:
  Cost of food and beverage ...................      23,001       20,644       44,972      62,097
  Payroll and payroll related costs ...........      28,069       25,637       55,485      77,998
  Depreciation and amortization ...............       2,379        2,232        5,215       6,822
  Other restaurant operating expenses .........      22,030       19,892       42,104      61,567
                                                  ---------    ---------    ---------   ---------

   Total restaurant operating expenses ........      75,479       68,405      147,776     208,484
                                                  ---------    ---------    ---------   ---------
Restaurant operating income ...................       9,120        7,089       15,996      19,303
Administrative expenses .......................       3,223        3,006        6,404      10,579
                                                  ---------    ---------    ---------   ---------
Operating income ..............................       5,897        4,083        9,592       8,724
Interest expense, net .........................       2,930        3,220        6,581       9,587
                                                  ---------    ---------    ---------   ---------
Income (loss) before minority interest in joint
  venture, income taxes, and extraordinary item       2,967          863        3,011        (863)
Minority interest in joint venture ............          (7)         (23)           4        (184)
                                                  ---------    ---------    ---------   ---------

Income (loss) before income taxes and
  extraordinary item ..........................       2,974          886        3,007        (679)
Income tax (benefit) expense ..................       1,192          355        1,205        (271)
                                                  ---------    ---------    ---------   ---------
Income (loss)  before extraordinary item ......       1,782          531        1,802        (408)
Extraordinary item - loss on
  extinguishment of debt ......................        --           --            497        --
                                                  ---------    ---------    ---------   ---------

Net income (loss) income ......................       1,782          531        1,305        (408)
Preferred stock dividend and accretion ........        --           --            149        --
                                                  ---------    ---------    ---------   ---------

Net income (loss) applicable to common
 shareholders .................................   $   1,782    $     531    $   1,156   ($    408)
                                                  =========    =========    =========   =========

Net income (loss) per common share
  before extraordinary item ...................   $     .13    $     .04    $     .15   ($    .03)
                                                  =========    =========    =========   =========


Net income (loss) per common share ............   $     .13    $     .04    $    0.10   ($    .03)
                                                  =========    =========    =========   =========

Weighted average shares outstanding ...........      13,399       13,437       11,131      13,437
                                                  =========    =========    =========   =========

 See accompanying notes to condensed consolidated financial statements.

                   DENAMERICA CORP. AND SUBSIDIARIES

      Condensed Consolidated Statements of Cash Flows (Unaudited)
                            (In thousands)

                                                       Period ended            Period ended
                                                  ----------------------  ----------------------
                                                  October 2,  October 1,  October 2,  October 1,
                                                     1996        1997        1996        1997
                                                  ----------  ----------  ----------  ----------
                                                  (13 weeks)  (13 weeks)  (40 weeks)  (39 weeks)
Cash flows from operating activities:
  Net income (loss) ............................   $  1,782    $    531    $  1,305    ($   408)
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .............      2,379       2,232       5,215       6,822
     Amortization of deferred financing costs ..         83         154         211         441
     Minority interest in joint venture ........         (8)       (356)          9        (518)
     Deferred income taxes .....................        549         313         547        (313)
     Deferred rent - long term .................         57         188         189         605
     Other .....................................        237         507         734         374
   Changes in operating assets and liabilities:
       Receivables .............................        752        (786)       (647)        (30)
       Inventories .............................        (54)        104        (602)        (37)
       Prepaid expenses and other assets .......        188         397        (821)       (433)
       Accounts payable and accrued liabilities      (1,432)     (2,605)     (2,444)     (8,152)
                                                   --------    --------    --------    --------
       Net cash provided by (used in)
         operating activities ..................      4,533         679       3,696      (1,649)
                                                   --------    --------    --------    --------
Cash flows from investing activities:
  Purchase of property and equipment ...........     (3,498)     (2,261)     (7,410)     (5,267)
  Purchase of intangibles ......................       (751)       (198)     (1,285)     (1,696)
  Payments for Acquisition of BEP and Merger,
   net of cash acquired ........................       --          --          (231)       --
  Proceeds from the sale of assets .............      2,422       1,774       2,422       8,508
                                                   --------    --------    --------    --------
     Net cash (used in) provided by investing
       activities ..............................     (1,827)       (685)     (6,504)      1,545
                                                   --------    --------    --------    --------
Cash flows from financing activities:
  Borrowings, net ..............................       --        13,439      13,361      15,669
  Dividends on preferred stock .................       --          --          (124)       --
  Principal reductions on long-term obligations      (2,485)    (13,592)    (10,160)    (17,276)
  Issuance of Common Stock and other, net ......       (221)       --          (269)         77
                                                   --------    --------    --------    --------
     Net cash provided by financing activities .     (2,706)       (153)      2,808      (1,530)
                                                   --------    --------    --------    --------
     Net change in cash and cash equivalents ...       --          (159)       --        (1,634)
Cash and cash equivalents at beginning of period       --         1,134        --         2,609
                                                   --------    --------    --------    --------
Cash and cash equivalents at end of period .....   $   --      $    975    $   --      $    975
                                                   ========    ========    ========    ========
Supplemental schedule of cash flow information:
  Cash paid during period for:
  Interest .....................................   $  3,103    $  2,480    $  6,136    $  7,960
                                                   ========    ========    ========    ========
  Income taxes .................................   $     29        --      $     76        --
                                                   ========    ========    ========    ========

 See accompanying notes to condensed consolidated financial statements.

                   DENAMERICA CORP. AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements
            (In thousands, except share and per share data)
                              (Unaudited)

(1)  Basis of Presentation
General

The accompanying unaudited condensed consolidated financial statements of DenAmerica Corp. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1997. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.

The three-month and nine-month periods ended October 1, 1997, as explained below, are not comparable to the prior periods.

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

In  accordance  with  the  accounting   rules  for  a  purchase  and  a  reverse
acquisition, the consolidated financial statements presented herein are as follows:

         (i) Consolidated Statements of Operations of the Company for the periods ended October 1, 1997 (which include the results of operations of the Company following the Merger and the BEP Acquisition) and October 2, 1996 (which include the results of operations of the AFR restaurants since the March 27, 1996 accounting date of the Merger and the results of operations of BEP since the June 24, 1996 accounting date of the BEP Acquisition); and

         (ii) Consolidated Statements of Cash Flows of the Company for the periods ended October 1, 1997 (which include the results of operations of the Company following the Merger and the BEP acquisition) and October 2, 1996 (which include the results of operations of the AFR restaurants since the March 27, 1996 accounting date of the Merger and the results of operations of BEP since the June 24, 1996 accounting date of the BEP Acquisition).

(2)  Earnings Per Share

         Earnings per share for the period ended October 2, 1996 has been computed based upon the weighted average shares of (i) the Company's Common Stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger and (ii) the Company's common stock outstanding after the Merger. Earnings per share for the period ended October 1, 1997 has been computed based upon the weighted average of the common shares outstanding.

(3)  Other Matters

         On July 31, 1997, the Company sold its leasehold interests in fourteen Denny's and two non-Denny's restaurants to an unrelated party for $2.1 million. Proceeds from this transaction were used to repay $1.0 million of senior debt obligations and for working capital purposes. In conjunction with this transaction, the Company recognized a gain of $250,000, which is included as a reduction of other restaurant operating expenses.

         On October 1, 1997 the Company purchased from a BEP franchisee certain assets and leasehold interests in six Black-eyed Pea restaurants located in Arizona. In connection with this transaction, the Company and the franchisee settled certain threatened litigation. Under this settlement, the Company will forego future royalty payments from thirteen franchised restaurants located in Colorado operated by the franchisee. The effect of the loss of royalty income will be partially offset by operating income from the restaurants acquired. In conjunction with the closing of this transaction, CNL Group, Inc. and certain affiliates ("CNL") acquired certain assets directly from the BEP franchisee and entered into operating leases with the Company. The value of the leases exceeded the purchase price, resulting in the Company receiving approximately $2.5 million in cash that has been recorded as a deferred gain to be amortized over the life of the leases.

            As described below, on October 1, 1997, the Company entered into a series of transactions with CNL. The Company utilized the proceeds from these transactions, which totaled approximately $25.0 million, to repay senior debt obligations of the Company. The following is a summary of the transactions with
CNL:

                  A. The Company and CNL each had a 50% interest in three joint ventures, which operated a total of 16 Denny's restaurants, of which nine restaurant locations were leased from CNL. On October 1, 1997, the Company purchased CNL's 50% interest in these joint ventures and the land and buildings for the nine Denny's restaurants for $12.1 million. Consideration consisted of a $7.7 million promissory note, which amortizes over 10 years with an interest rate of 9%, and a $4.4 million subordinated convertible debenture. The subordinated convertible debenture bears interest of 5%, payable quarterly, and is convertible at the holder's option through October 2002 into the Company's common stock at 90% of the share price immediately prior to the conversion. The Company subsequently entered into 15-year sale/leaseback arrangements with CNL for the nine Denny's restaurants described above and received $8.0 million. No gain or loss was recognized on these transactions.

                  B. The Company entered into equipment notes payable with CNL totaling approximately $12.5 million. The notes payable are secured by certain equipment located in 44 Denny's restaurants, bear interest at 10%, and amortize over a seven-year period. No gain or loss was recognized in connection with this transaction.

                  C. The Company sold eight buildings located on ground leases to CNL for proceeds of $4.6 million and entered into operating leases for these locations. No gain or loss was recognized on this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

         Upon consummation of the Merger with AFR, the former shareholders of DRC owned an aggregate of approximately 53.0% of the outstanding voting power of the Company immediately following the Merger. Accordingly, the Merger has been accounted for as a reverse purchase under generally accepted accounting principles with an effective accounting date of March 29, 1996, the last day of DRC's first quarter for fiscal 1996. In addition, on July 3, 1996 the Company acquired all of the issued and outstanding common stock of BEP. The effective accounting date of the BEP Acquisition was June 24, 1996.

         The results of operations for the 1997 periods have been materially impacted by the Merger and the BEP Acquisition. For the nine-month period ended October 1, 1997, revenue and related expenses increased significantly over prior years primarily as a result of these acquisitions. As a result, the 1997 operating results are not comparable to prior periods. In addition, the 1997 period contains thirty-nine weeks while the 1996 nine-month period contains forty weeks.

General

         As set forth below, the Company's restaurant operating income increased by approximately $3.3 million and operating income decreased by approximately $900,000 for the thirty-nine week period ended October 1, 1997 as compared with the forty-week period ended October 2, 1996. For the thirteen-week period ended October 1, 1997, restaurant operating income and operating income decreased by approximately $2.0 million and $1.8 million, respectively, as compared with the thirteen-week period ended October 2, 1996. The decrease in operating income for the thirty-nine week period ended October 1, 1997 would have been approximately $2.5 million without the gain on sale of restaurants of $900,000 and the gain on other disposals of approximately $700,000 during this period. These changes result primarily from the Merger and the BEP Acquisition, the additional week of operating results in 1996, and the decline in same store sales in 1997, which have negatively impacted the Company's operating results due to fixed cost structure.

Denny's

         For the thirteen-week period ended October 1, 1997, the Company operated 176 Denny's restaurants in 31 states as compared with operating 182 Denny's restaurants in the comparable prior year period. In January 1996, the Company and Denny's, Inc. adopted the "Breakaway Breakfast" value pricing promotion, which offered five breakfast items for $1.99 or less. In September 1996, the Company withdrew from the Breakaway Breakfast and increased the price of the Grand Slam breakfast to $2.99. The withdrawal from the Breakaway Breakfast resulted in the decline of comparable Denny's restaurant sales of 5.8% during the thirty-nine week period ending October 1, 1997 compared with the prior year. The average guest check increased from $4.97 in the third quarter 1996 to $5.21 for the third quarter of 1997; however, guest counts for the same period declined. In order to mitigate the possible material negative impact of the continued decline in the Denny's sales levels, the Company has adopted a selective restaurant disposition strategy described below.

Black-eyed Pea

         For the thirteen-week period ended October 1, 1997, the Company operated 92 Black-eyed Pea restaurants in 13 states and franchised 25 Black-eyed pea restaurants in 5 states, as compared with operating 99 Black-eyed Pea restaurants in the comparable prior year period. As previously described, the Company purchased six franchised restaurant locations in Arizona during the third quarter of 1997. The Company also opened three new Black-eyed Pea restaurants during the third quarter of fiscal 1997. Subsequent to October 1, 1997, the Company opened an additional one restaurant in its core market of Texas and has five locations in various stages of development. In addition, the Company is under contract to purchase three restaurant locations in the Orlando, Florida market from its Flordia franchisees.

         The Company operates 64 Black-eyed Pea restaurants in Texas and Oklahoma, which the Company considers to be its core market for Black-eyed Pea restaurants. For the thirty-nine week period ended October 1, 1997, comparable same-store sales decreased 4.6% for all of the Company's Black-eyed Pea restaurants. Comparable same-store sales in the core market decreased only 2.5%, however, during the thirty-nine week period ended October 1, 1997. The guest check average at the Company's Black-eyed Pea restaurants is approximately $7.90. For the third quarter of 1997, alcohol and carry-out sales accounted for approximately 2.0% and 11.2%, respectively, of total sales at the Company's Black-eyed Pea restaurants.

                       COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total restaurant sales. As discussed above, as a result of the Merger and BEP Acquisition, these results are not comparable.

                                                       Period ended            Period ended
                                                  ----------------------  ----------------------
                                                  October 2,  October 1,  October 2,  October 1,
                                                     1996        1997        1996        1997
                                                  ----------  ----------  ----------  ----------
                                                  (13 weeks)  (13 weeks)  (40 weeks)  (39 weeks)

Restaurant sales: ..........................        100.0%      100.0%      100.0%      100.0%

Restaurant operating expenses:
   Cost of food and beverages ..............         27.2        27.4        27.5        27.3
   Payroll and payroll related costs .......         33.2        34.0        33.9        34.2
   Depreciation and amortization ...........          2.8         3.0         3.2         3.0
   Other restaurant operating cost .........         26.0        26.2        25.7        27.0
                                                    -----       -----       -----       -----
       Total restaurant operating expenses .         89.2        90.6        90.3        91.5
                                                    -----       -----       -----       -----
Restaurant operating income ................         10.8         9.4         9.7         8.5
Administrative expenses ....................          3.8         4.0         3.9         4.6
                                                    -----       -----       -----       -----

Operating income ...........................          7.0         5.4         5.8         3.9
Interest expense ...........................          3.5         4.2         4.0         4.2
                                                    -----       -----       -----       -----

Income (loss) before income taxes and
  extraordinary item .......................          3.5         1.2         1.8         (.3)
Income tax expense (benefit) ...............          1.4          .5         0.7         (.1)
                                                    -----       -----       -----       -----

Income (loss) before extraordinary item ....          2.1          .7         1.1         (.2)
Extraordinary item - loss on extinguishment
       of debt .............................           --          --         0.3%         --
                                                    -----       -----       -----       -----

Net income (loss) ..........................          2.1%         .7%        0.8%        (.2)%
                                                    =====       =====       =====       =====

THIRTEEN-WEEK PERIOD ENDED OCTOBER 1, 1997 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED OCTOBER 2, 1996

         Restaurant sales. Restaurant sales decreased $9.1 million, or 11%, to $75.5 million for the thirteen-week period ended October 1, 1997 as compared with restaurant sales of $84.6 million for the thirteen-week period ended October 2, 1996. This decrease was primarily attributable to the sale or closure of certain underperforming restaurants and same-store sales decline

         Cost of Food and Beverage. Cost of food and beverage increased to 27.4% of restaurant sales for the thirteen-week period ended October 1, 1997 as compared with 27.2% of restaurant sales for the thirteen-week period ended October 2, 1996, primarily as the result of several promotional programs implemented in July 1997.

         Payroll and Payroll Costs. Payroll and payroll related costs were 34.0% of restaurant sales for the thirteen-week period ended October 1, 1997 as compared with 33.2% of restaurant sales for the thirteen-week period ended October 2, 1996. This increase was primarily attributable to the increased cost of health insurance benefits for the Denny's restaurant employees, as well as the impact of minimum wage rate increases.

         Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs, and other items was $2.2 million, or 3.0% of restaurant sales, for the thirteen-week period ended October 1, 1997, which is comparable to $2.4 million, or 2.8% of restaurant sales, for the thirteen-week period ended October 2, 1996.

         Other Restaurant Operating Costs. Other restaurant operating costs were 26.2% of restaurant sales for the thirteen-week period ended October 1, 1997 as compared with 26.0% of restaurant sales for the thirteen-week period ended October 2, 1996. Included in the 1997 results is a gain of $250,000 relating to the sale of a non-branded restaurant. Excluding this gain, other restaurant operating costs, expressed as percentage of revenue, would have been 26.7%. This increase was primarily attributable to the increased restaurant operating costs associated with restaurants acquired as a result of the BEP acquisition (where other restaurant operating costs as a percentage of revenue are higher than Denny's operating costs) and a decrease in comparable same-store sales in the Company's Denny's restaurants.

         Restaurant Operating Income. Restaurant operating income decreased $2.0 million to $7.1 million for the thirteen-week period ended October 1, 1997, as compared with $9.1 million for the thirteen-week period ended October 2, 1996. This decrease was principally the result of the factors described above.

         Administrative Expenses. Administrative expenses were $3.0 million, or 4.0% of restaurant sales, for the thirteen-week period ended October 1, 1997, which is comparable with $3.2 million, or 3.8% of restaurant sales, for the thirteen-week period ended October 2, 1996.

         Interest Expense. Interest expense was $3.2 million, or 4.2% of restaurant sales, for the thirteen-week period ended October 1, 1997 as compared with $2.9 million, or 3.5% of restaurant sales, for the thirteen-week period ended October 2, 1996. The increase is the result of amortization of warrants issued in connection with the BEP Acquisition and the increase in outstanding capital lease obligations.

         Income Tax Expense. The Company recorded an income tax expense of approximately $355,000, an effective rate of 40%, for the thirteen-week period ended October 1, 1997 as compared with income tax expense of approximately $1.2 million, or an effective rate of 40%, for the thirteen week period ended October 2, 1996.

         Net Income. The Company recorded net income of approximately $531,000 for the thirteen week period ended October 1, 1997 as compared with net income of $1.8 million for the thirteen-week period ended October 2, 1996, as a result of the factors described above.

THIRTY-NINE WEEK PERIOD ENDED OCTOBER 1, 1997 COMPARED WITH FORTY- WEEK PERIOD ENDED OCTOBER 2, 1996

         Restaurant sales. Restaurant sales increased $64.0 million, or 39.1%, to approximately $227.8 million for the thirty-nine week period ended October 1, 1997 as compared with restaurant sales of $163.8 million for the forty-week period ended October 2, 1996. This increase was primarily attributable to the Merger and the BEP Acquisition.

         Cost of Food and Beverage. Cost of food and beverage decreased to 27.3% of restaurant sales for the thirty-nine week period ended October 1, 1997 as compared with 27.5% of restaurant sales for the forty-week period ended October 2, 1996, primarily as the result of discontinuing several Denny's promotional programs implemented in January 1996 and the conversion or sale of certain of the Company's non-branded restaurants.

         Payroll and Payroll Costs. Payroll and payroll related costs were 34.2% of restaurant sales for the thirty-nine week period ended October 1, 1997 as compared with 33.9% of restaurant sales for the forty week period ended October 2, 1996. This increase was primarily attributable to the costs of group insurance benefits provided to employees of the Company's Denny's restaurants, as well as the impact of minimum wage increases.

         Depreciation and Amortization. Amortization and depreciation of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items decreased to 3.0% of restaurant sales for the thirty-nine week period ended October 1, 1997 as compared with 3.2% of restaurant sales for the forty-week period ended October 2, 1996. The increase of $1.6 million was primarily attributable to the amortization of intangible assets associated with the 1996 acquisitions and an increase of $600,000 in amortization of pre-opening costs.

         Other Restaurant Operating Costs. Other restaurant operating costs were 27.0% of restaurant sales for the thirty-nine week period ended October 1, 1997 as compared with 25.7% of restaurant sales for the forty-week period ended October 2, 1996. Included in the 1997 results is a gain of $1.7 million relating to the sale of restaurants and other assets. Excluding this gain, other restaurant operating costs expressed as a percentage of revenue, would have been 27.8%. This increase was primarily attributable to increased restaurant operating costs associated with restaurants acquired as a result of the BEP Acquisition (where other restaurant operating costs as a percentage of revenues are higher than Denny's operating costs), a decrease in comparable same store sales in the Company's Denny's restaurants, and the impact of a thirty-nine week operating period in 1997 versus a forty-week operating period in 1996.

         Restaurant Operating Income. Restaurant operating income increased $3.3 million to approximately $19.3 million for the thirty-nine week period ended October 1, 1997, as compared with $16.0 million for the forty-week period ended October 2, 1996. This increase was principally the result of the factors described above.

         Administrative Expenses. Administrative expenses increased to 4.6% of restaurant sales for the thirty-nine week period ended October 1, 1997 as compared with 3.9% of restaurant sales for the forty- week period ended October 2, 1996. This increase was primarily the result of declining same store-sales, the impact of the thirty-nine week operating period in 1997 versus a forty-week operating period in 1996, as well as the greater administrative support required as a franchisor as opposed to operating solely as a franchisee.

         Interest Expense. Interest expense was $9.6 million, or 4.2% of restaurant sales, for the thirty-nine week period ended October 1, 1997 as compared with $6.6 million, or 4.0% of restaurant sales, for the forty week period ended October 2, 1996. The increase is the result of the increased level of long-term debt associated with the 1996 acquisitions.

         Income Tax Expense (Benefit). The Company recorded an income tax benefit of approximately $271,000, an effective rate of 40%, for the thirty-nine week period ended October 1, 1997 as compared with income tax expense of approximately $1.2 million, an effective rate of 40%, for the forty week period ended October 2, 1996.

         Net Income (Loss). The Company recorded a net loss of approximately $408,000 for the thirty-nine week period ended October 1, 1997 as compared with net income of $1.2 million after the extraordinary item for the forty week period ended October 2, 1996, as a result of the factors described above.

Liquidity and Capital Resources

         The Company, and the restaurant industry generally, receives substantially all of its revenues in cash with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $28.1 million at October 1, 1997 and $33.0 million at January 1, 1997. The Company believes that it has funded the excessive working capital deficit acquired in the Merger and that its current working capital deficit is consistent with the working capital position of restaurant operators of similar size. The Company anticipates that it will continue to operate with a working capital deficit.

         Over the past three quarters, the Company has converted ten non-Denny's and non-Black-eyed Pea restaurants to the Denny's concept. In addition, during 1997 the Company has closed ten restaurants that were not achieving designated cash flow requirements. The Company intends to continue to evaluate its existing restaurant portfolio and to close or sell restaurants as appropriate. As described above, the Denny's operating results have been negatively impacted by same-store sales declines. The Company intends to pursue a strategy to lessen its dependence on the Denny's brand and has identified certain geographic markets where restaurants are available for disposition. Proceeds from such dispositions will be used to retire debt and to reduce the working capital deficit. As part of this strategy, in April 1997 the Company sold eleven non-branded restaurants for cash and notes totaling $850,000, and in July 1997 the Company sold fourteen Denny's and two non-Denny's restaurants to an unrelated party for $2.1 million. These transactions resulted in a gain of $900,000, which has been included in the accompanying financial statements as a reduction of other restaurant operating expenses.

         The Company intends to continue to expand the number of its Black-eyed Pea restaurants in its core market through the development of new restaurants. To date in 1997, the Company has opened four new Black-eyed Pea restaurants and purchased six franchised restaurants located in Arizona, including the associated development rights, and has entered into an agreement to purchase three franchised restaurants located in Florida. The Company believes that the Arizona market provides significant growth opportunities. These acquisitions are a part of an overall settlement of threatened litigation by these franchisees. Under the Arizona agreement, the Company will forego future royalty payments from an additional thirteen franchise restaurants located in Colorado in exchange for various releases and indemnifications. The loss of royalty income will be partially offset by operating income from the restaurants acquired.

         The Company historically has satisfied its capital requirements through credit facilities and sale/leaseback financing. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Expenditures for property and equipment and intangibles totaled approximately $2.5 million and $7.0 million for the thirteen-week and thirty-nine week periods ended October 1, 1997, respectively. The Company currently has commitments for approximately $40.0 million of sale-leaseback financing through August 1998, which the Company believes will be adequate to meet its financing needs during that period.

         The Company believes that its future capital requirements will be primarily for the development of new restaurants, for continued restaurant acquisitions, and for conversion of restaurants to the Denny's or Black-eyed Pea concepts. The Company estimates that its costs to develop and open new Denny's and Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant, and that its costs associated with the conversion of a non-branded restaurant to the Denny's concept will be approximately $160,000 to $450,000 per restaurant.

         The Company was not in compliance with certain of its debt covenants at October 1, 1997, for which the Company has received waivers. In addition, certain holders of the Series B Notes agreed to defer the interest due as of September 30, 1997 until March 31, 1998.

         Net cash provided by (used in) operating activities decreased from $3.7 million in the first forty-weeks of 1996 to ($1.6 million) in the first thirty-nine weeks of 1997. This decrease is attributable to a reduction of accounts payable, the payment of property taxes, and costs associated with the closing and conversion of certain restaurants.

         Net cash (used in) provided by investing activities increased from ($6.5 million) in the first forty-weeks of 1996 to $1.5 million in the first thirty-nine weeks of 1997. This change primarily is attributable to the disposal of approximately $5.2 million of various assets acquired in the BEP Acquisition.

         Net cash provided by (used in) financing activities decreased from $2.8 million in the first forty-weeks of 1996 to ($1.5 million) in the first thirty-nine weeks of 1997. Cash (used in) financing activities arose primarily from the proceeds of borrowing activities, net of the principal reductions in long-term debt.

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

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect this standard to have a material effect on the its financial statements.

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

         The Company plans to adopt both SFAS No. 130 and No. 131 in 1998.

Forward Looking Statements

         This Report on Form 10-Q contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in Item 1 - "Special Considerations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1997.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On July 24, 1997 the Company filed a lawsuit against Beck Holdings, Inc. f/k/a/ BEP Holdings, Inc., and Unigate Holdings, N.V. (the "defendants") in the United States District Court for the District of Arizona (Civil Action No. CIV 97-1546 PHX RGS). The lawsuit alleged that the defendants breached a stock purchase agreement and guaranty and violated Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as well as A.R.S. Sections 44-1991 et seq. (the Arizona securities fraud statute). The lawsuit also asserted common law claims for breach of the implied covenant of good faith and fair dealing, fraudulent misrepresentation and negligent misrepresentation. All of these claims related to the Company's July 3, 1996 acquisition of the outstanding capital stock of BEP and the defendants' failure to indemnify the Company in connection with a settlement the Company reached in July 1997 with Arizona and Colorado Black-eyed Pea restaurant franchisees. As part of the settlement with these franshisees, the Company agreed to acquire six Arizona Black-eyed Pea restaurants for a purchase price of $3.25 million. Other claims included in the lawsuit involved alleged misrepresentations made by the defendants in connection with the 1996 acquisition of BEP.

         On September 30, 1997, the Company, BEP, and the defendants agreed to settle this lawsuit. As part of the settlement, the Company has the option to repurchase the promissory note issued to Beck Holdings, Inc. in connection with the purchase of BEP (the "BEP Purchase Note") for approximately $13.0 million on or before March 27, 1998. The BEP Purchase Note had an outstanding principal amount of approximately $15.3 million as of September 30, 1997. In addition, the common stock purchase warrant issued to Beck Holdings, Inc. was amended to provide that (i) the warrant will not become exercisable until April 1, 1998, and (ii) if any or all of the BEP Purchase Note is repaid on or before March 31, 1998, the warrant will be canceled pro rata based on the amount of the outstanding principal that is repaid. As part of the settlement, the Company and BEP on the one hand and the defendants on the other hand released one another for any injury, damage, or loss arising directly or indirectly from the Company's purchase of BEP, including claims that may be brought in the future by past, present, or future Black-eyed Pea franchisees. The terms of the release do not, however, relieve the defendants from their obligations to indemnify the Company and BEP with respect to claims made by former Black-eyed Pea franchisees whose status as a franchisee terminated prior to the Company's purchase of BEP. On October 23, 1997, the court issued its final order dismissing the lawsuit with prejudice.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits.

         3.1A Articles of Amendment to the Articles of Incorporation of DenAmerica Corp., as filed on July 2, 1997.
         10.92.B Amendment and Limited Consent and Waiver dated as of September 30, 1997 among DenAmerica Corp., the Banks (as defined), and Banque Paribas, as agent.
         10.111 Loan and Security Agreement dated as of September 30, 1997 by and among DenAmerica Corp., CNL Growth Corp., Midsouth Foods I, Ltd., and Midsouth Foods II, Ltd.
         10.112 5-Year 5% Convertible Redeemable Debenture dated September 30, 1997 in the principal amount of $4,400,000.
         10.113 Subordinated Promissory Note dated September 30, 1997 in the principal amount of $7,700,000.
         10.114 Registration Rights Agreement dated as of September 30, 1997 between DenAmerica Corp., and CNL Growth Corp.
         10.115 Agreement dated as of September 30, 1997 by and among DenAmerica Corp., Beck Holdings, Inc. and Unigate Holdings, NV.
         11.1     Statement regarding computation of per share income
         27.1     Summary Financial Information

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DENAMERICA CORP.

Dated:  November 14, 1997            By: /s/ Todd S. Brown
                                        ------------------
                                        Todd S. Brown
                                        Vice President, Chief Financial Officer,
                                        and Treasurer

                                        (Duly authorized officer of the
                                        registrant, principal financial
                                        and accounting officer)
                                       20