Form 10-K
period 1997-12-31
DENAMERICA CORP
filed 1998-04-15
CIK 925779

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission File Number 1-13226

                                DENAMERICA CORP.
                                ----------------
             (Exact name of registrant as specified in its charter)

                 Georgia                                 58-1861457
      -----------------------------          ----------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

         7373 N. Scottsdale Road
       Suite D-120, Scottsdale, AZ                        85253
      -----------------------------                     ----------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (602) 483-7055

           Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class                    Name of Exchange on Which Registered
     -------------------                    ------------------------------------
Common Stock, $.10 par value                       American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [____]

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (6,570,933 shares) on March 31, 1998 was $14,373,916. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. For purposes of this computation, all directors, executive officers, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, executive officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

         Number  of shares of Common  Stock  outstanding  as of March 31,  1998:
13,447,777 shares of Common Stock, $.10 par value.

         Documents incorporated by reference:  None.

--------------------------------------------------------------------------------

                                DENAMERICA CORP.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  BUSINESS..............................................................1
ITEM 2.  PROPERTIES...........................................................22
ITEM 3.  LEGAL PROCEEDINGS....................................................22
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................22

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...............................................23
ITEM 6.  SELECTED FINANCIAL DATA..............................................24
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................25
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........32
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................32
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................33

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................34
ITEM 11. EXECUTIVE COMPENSATION...............................................37
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................43
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................44

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....45

SIGNATURES....................................................................49


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-1

                                     PART I
ITEM 1.           BUSINESS.

General

         The Company currently operates 208 family-oriented, full-service restaurants in 25 states, primarily in the southwestern, midwestern, western, and southeastern United States. The Company owns and operates 104 Black-eyed Pea restaurants, primarily in Texas, Georgia, Arizona, Oklahoma, Florida, and the Washington, D.C. area, and franchises to third parties the rights to operate three Black-eyed Pea restaurants in two states. The Company also owns and operates 103 Denny's restaurants, which represents approximately 6.4% of the Denny's system and makes the Company the largest Denny's franchisee in terms of revenue and the number of restaurants operated. The Company has sold or converted to the Denny's concept substantially all of the restaurants it previously operated under various other restaurant concepts ("non-branded restaurants").

         The Company currently intends to increase the number of its restaurants primarily through the development of new Black-eyed Pea restaurants and acquisitions of franchised Black-eyed Pea restaurants from the franchisees. The Company also plans to sell or close certain of its restaurants as appropriate based on performance and other considerations. In addition, the Company may expand its operations through the acquisition of one or more restaurant chains or multiple restaurant locations. Such acquisitions would be made only if they can be integrated with the Company's existing restaurant operations and only if they would have a meaningful impact on the Company's operations. See Item 1, "Business - Strategy." As used in this Report, the term "Company" refers to DenAmerica Corp. and its subsidiaries and operating divisions. The Company's principal executive offices are located at 7373 N. Scottsdale Road, Suite D-120, Scottsdale, Arizona 85253, and its telephone number is (602) 483-7055.

Development of the Company

         The Company began operations in 1986 through one or more predecessor entities under common control. The Company was incorporated in 1989 and initially pursued an aggressive program of growth through acquisitions of Denny's and other restaurants and through development of new Denny's restaurants. The Company resulted from the March 29, 1996, merger (the "Merger") of Denwest Restaurant Corp. ("DRC") and American Family Restaurants, Inc. ("AFR"). The Company acquired Black-eyed Pea U.S.A., Inc. ("BEP") in July 1996 (the "BEP Acquisition"). The table below sets forth information regarding the number of restaurants that the Company has acquired, developed, converted to the Denny's concept, and sold or closed in each year since the beginning of fiscal 1993, including restaurants developed, sold, or closed by BEP prior to the BEP Acquisition.

           Restaurants Acquired, Developed, Converted, Sold, or Closed

                                                                                                        As of
                                                                                                      March 31,
                                         1993           1994        1995        1996        1997        1998
                                         ----           ----        ----        ----        ----      --------
Black-eyed Pea restaurants:
  Number open beginning of period...       82             97         103         105          93         104
  Acquired..........................        0              0           0           0           9           0
  Developed.........................       15              6           5           0           4           0
  Sold or closed....................        0              0          (3)        (12)         (2)          0
                                          ---            ---         ---         ---         ---         ---
  Number open at end of period......       97            103         105          93         104         104
                                          ===            ===         ===         ===         ===         ===
Denny's restaurants:
  Number open beginning of period...       89            102         148         168         182         176
  Acquired..........................        2             40           3           0           0           0
  Developed.........................        4              6           8           5           1           0
  Converted from other concept......        7              1          10          15          10           0
  Sold or closed....................        0             (1)         (1)         (6)        (17)        (73)
                                          ---            ---         ---         ---         ---         ---
  Number open at end of period......      102            148         168         182         176         103
                                          ===            ===         ===         ===         ===         ===
Non-branded restaurants:
  Number open beginning of period...       43             59          56          82          20           3
  Acquired..........................       24              1          36           0           0           0
  Converted.........................       (7)            (1)        (10)        (15)         (2)          0
  Sold or closed....................       (1)            (3)         (0)        (47)        (15)         (2)
                                          ---            ---         ---         ---         ---         ---
  Number open at end of period......       59             56          82          20           3           1
                                          ===            ===         ===         ===         ===         ===

         In March 1998, the Company completed the sale of 63 Denny's restaurants and eight non-branded restaurants located in 13 states to an existing Denny's franchisee for gross proceeds of $28.7 million. The Company utilized the cash proceeds of approximately $25.2 million from this transaction to repay outstanding indebtedness and operating leases and to cancel outstanding warrants to acquire approximately 1,000,000 shares of the Company's Common Stock. The Company has included a charge for impaired assets associated with the restaurants sold of approximately $14.1 million, due primarily to the reduction of intangibles of approximately $29.0 million, in its consolidated financial statements for fiscal 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere herein.

         The following table sets forth certain information with respect to the Company's restaurants as of March 31, 1998 and current plans for future restaurant activity.

                                                                                           Planned
                                    Current Restaurants                                 Development
                          ------------------------------------------------------    ---------------------
                                  Company-Owned Restaurants
                          ---------------------------------------     Franchised    Black-eyed Peas to be
                          Black-eyed                                  Black-eyed      Developed Through
                              Pea            Denny's        Other        Pea             12/31/98
                              ---            -------        -----        ---             --------
Arizona..............          7               14                                           2
Arkansas.............          1                2
Colorado.............                           8
Florida..............          3               19             1
Georgia..............          9
Idaho................                           5
Iowa.................                           5
Kansas...............          2                1
Louisiana............                           1
Maryland.............          4
Minnesota............                           1
Missouri.............          1                1
Nebraska.............                           4
Nevada...............                           1
New Mexico...........          2
North Carolina.......          1
Oklahoma.............          5                7                                           1
Oregon...............                           1
South Carolina.......          1
South Dakota.........                           1
Tennessee............          2
Texas................         61               23                         1                 5
Utah.................                           8
Virginia.............          5                                          2
Wisconsin............                           1
                            -----             -----        -----       -----             -----
    Totals...........        104               103            1           3                 8
                            =====             =====        =====       =====             =====

Strategy

       The Company's business strategy is to (i) enhance its operational efficiencies; (ii) sell or close certain underperforming restaurants; (iii) enhance and refine the Black-eyed Pea restaurant concept; (iv) continue to develop new restaurants; and (v) acquire additional restaurants.

Enhancement of Operating Efficiencies

       The Company plans to take steps necessary to enhance its operating efficiencies. In October 1997, the Company divided its administrative functions between its Black-eyed Pea and Denny's restaurants in order to reduce general and administrative costs. The Company anticipates that personnel and other reductions associated with these changes will result in annual savings of approximately $3.0 million. The Company also intends to enhance its operating efficiencies by concentrating its restaurant development and acquisition efforts, as described below, in selected markets where it operates existing restaurants in order to capitalize on certain operating efficiencies that such concentration generally provides. The Company's experience indicates that operating multiple restaurant locations in targeted markets enables each restaurant within the market to achieve increased customer recognition and to obtain greater benefits from advertising and marketing expenditures than can be obtained by single restaurants in isolated markets. In addition, concentration of restaurants in specific markets generally produces economies of scale and costs savings as a result of lower overall management costs, lower costs of goods sold as a result of lower distribution costs, more efficient utilization of advertising and marketing programs, and other administrative savings. The Company believes that this strategy has been particularly successful in the core market areas for its Black-eyed Pea restaurants. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

Sale or Closure of Certain Restaurants

       The Company continually evaluates the operating results of each of its restaurants and seeks to sell or close any underperforming restaurants. Subsequent to the Merger and the BEP Acquisition, the Company has sold or closed a total of six Black-eyed Pea restaurants, 96 Denny's restaurants, and 64 non-branded restaurants, including the 71 restaurants sold in March 1998. The Company determined that these restaurants had below-average operating results and could not be operated profitably because of their location, renovation costs, competitive factors, or inability to convert the brand. The Company intends to apply the proceeds from the sale of additional underperforming restaurants to reduce its outstanding indebtedness to a level that its then-current operations will support profitably. The Company believes that it will then be positioned to resume growth through development and acquisitions of additional restaurants.

Enhancement of and Refinements to the Black-eyed Pea Concept

       The Company has initiated a program to enhance and refine the Black-eyed Pea restaurant concept in order to improve the unit economics of its Black-eyed Pea restaurants, to increase the appeal of the Black-eyed Pea concept to current customers, to attract new customers, and to encourage its customers to dine at Black-eyed Pea restaurants with greater frequency and regularity. The Company began implementing a number of changes to its "prototype" Black-eyed Pea restaurant during 1997. These changes are designed to improve unit economics by reducing the costs required to develop and equip each new restaurant. The changes include (i) de-emphasizing bar sales, which currently account for only 2.1% of sales at Black-eyed Pea restaurants, in order to eliminate the costs associated with installing, equipping, and stocking a full bar; (ii) reducing the overall size of its prototype restaurant to between approximately 4,900 and 5,400 square feet from the previous average of 5,400 square feet, which reduces construction, furnishing, and equipment costs; and (iii) increasing emphasis on take-out sales, which grew to approximately 11% of per-store sales in fiscal 1997 from approximately 9% in fiscal 1996. The Company significantly reduced the number of its franchised Black-eyed Pea restaurants during 1997 and may acquire additional franchised restaurants during fiscal 1998. The Company may resume its franchising activities after implementing the enhancements to and refinements of the Black-eyed Pea concept throughout the Company-owned Black-eyed Pea restaurants.

       As part of its program to enhance and refine the Black-eyed Pea concept, in February 1998 the Company began testing and marketing breakfast at three Black-eyed Pea restaurants in one market area. The success of this test will depend upon various factors, including the addition of incremental sales without reducing guest counts during other parts of the day and the costs associated with equipment modifications required to accommodate breakfast preparation.

New Restaurant Development

       The Company plans to continue to develop new restaurants, particularly in markets where it currently operates restaurants, in order to capitalize on positive demographic and traffic patterns, an existing management structure, established advertising programs, and reduced distribution costs of food and beverages. The Company currently intends to concentrate its efforts on developing additional Black-eyed Pea restaurants because of the better unit economics provided by those restaurants and anticipates that it will develop approximately six to eight new Black-eyed Pea restaurants by the end of 1998. The Company developed four new Black-eyed Pea restaurants and one new Denny's restaurant during fiscal 1997. During the three-year period ended December 31, 1997, the Company developed four new Black-eyed Pea restaurants and 14 new Denny's restaurants. See Item 1, "Special Considerations - Inability to Develop Restaurants."

Restaurant Acquisitions

       The Company plans to acquire restaurants when it believes it can improve their performance through better management and greater operating efficiencies or through conversion to the Black-eyed Pea or Denny's concept. The Company believes it can take advantage of its organizational and management expertise to bring improved quality and operating efficiencies to the restaurants it acquires. From January 1, 1994 through July 3, 1996, the Company acquired a total of 179 restaurants in nine transactions. Of these restaurants, 99 were Black-eyed Pea restaurants purchased in the BEP Acquisition and 43 were Denny's restaurants acquired either from Denny's, Inc. or from other Denny's franchisees. During fiscal 1997, the Company acquired nine Black-eyed Pea restaurants in Arizona and Florida from the franchisees operating these restaurants. These strategic acquisitions increased market share in existing marketplaces or extended geographic coverage and generally resulted in a decrease in administrative expenses as a percentage of sales without a proportionate cost increase.

Black-eyed Pea Restaurants

       The Company currently operates 104 Black-eyed Pea restaurants in 12 states. The Company also currently franchises to third parties the rights to operate three Black-eyed Pea restaurants in two states.

Concept

       Black-eyed Pea restaurants are full-service, casual dining establishments featuring wholesome home-style meals, including traditional favorites such as pot roast, chicken fried steak, roast turkey, vegetable dishes, and freshly baked breads and desserts. The Company believes that the emphasis of Black-eyed Pea restaurants on quality food, comfortable atmosphere, friendly service, and reasonable prices attracts a broad range of customers, including families and business people.

       Black-eyed Pea restaurants generally are open for lunch and dinner seven days a week, typically from 11:00 a.m. to 10:00 p.m. On average, sales before 4:30 p.m. account for approximately 48% of total sales per restaurant. During fiscal 1997, the Company introduced expanded store hours and a breakfast menu at one Black-eyed Pea restaurant. In February 1998, the Company began testing and marketing breakfast at three Black-eyed Pea restaurants in another market area.

Menu

       Black-eyed Pea restaurants offer a variety of entrees accompanied by a broad selection of fresh vegetables and freshly baked breads, large servings of iced tea and soft drinks (with complimentary refills), and fruit cobblers, pies, and other freshly prepared desserts. Entrees include chicken fried steak, grilled chicken, seasoned meat loaf, pot roast with gravy, and roast turkey with dressing. Black-eyed Pea restaurants also offer a range of freshly made soups, salads, appetizers, and sandwiches. In addition to its standard menu items, Black-eyed Pea restaurants offer regular daily specials, such as chicken pot pie, fried fish, and chicken and dumplings. Vegetable offerings are an important component of the Black-eyed Pea restaurant menu. Each restaurant features a dozen vegetables daily, from which customers can make two or three selections to accompany their meals, as well as a vegetable plate entree, which consists of up to five vegetable selections. To encourage family dining, Black-eyed Pea restaurants feature a children's menu, which offers smaller portions of regular menu items, as well as special items such as peanut butter and jelly and grilled cheese sandwiches. As of December 31, 1997, the average check per customer at the Company's Black-eyed Pea restaurants was $7.90. In fiscal 1997, liquor sales accounted for approximately 2.1% of total revenue of Black-eyed Pea restaurants.

       Each Black-eyed Pea restaurant has a full-service kitchen, which gives it the flexibility to prepare daily and seasonal specials and to otherwise expand its food offerings. The Company regularly reviews and revises the existing Black-eyed Pea restaurant menu and conducts consumer tests of new menu items in order to improve the quality and breadth of food offerings and to encourage repeat business. The Company maintains a test kitchen facility, which includes a full Black-eyed Pea restaurant cookline, for use in its product development efforts.

Restaurant Layout

       The distinctive, turn-of-the-century "General Store" appearance of Black-eyed Pea restaurants is designed to create a casual and comfortable dining atmosphere, which appeals to their broad customer base, including families. Restaurant interiors are usually decorated with turn-of-the-century artifacts, which line the walls and shelves. Most Black-eyed Pea restaurants have booth and table seating as well as a small lunch counter/bar on one side of the dining room, which also provides take-out service.

       Black-eyed Pea restaurants generally range in size from approximately 4,000 square feet to 6,000 square feet and have dining room seating for 160 to 210 customers and counter/bar seating for approximately 10 additional guests. The Company's current prototype restaurant is approximately 4,900 to 5,400 square feet and has dining room seating for approximately 170 to 200 customers plus a take-out service counter.

Unit Economics

       The Company estimates that its total costs of developing a new Black-eyed Pea restaurant currently ranges from $350,000 to $400,000, exclusive of annual operating costs and assuming that the land and buildings are obtained under a lease arrangement. These costs include approximately (i) $300,000 to $350,000 for furniture, fixtures, and equipment; (ii) $50,000 for pre-opening costs, including hiring and training costs, employee wages, and advertising; and (iii) $30,000 for the initial franchise fee in the case of franchisees. The Company currently plans to lease substantially all of its new Black-eyed Pea restaurant sites in order to minimize the costs of developing new restaurants. See Item 1, "Business - Financing and Leasing" and Item 2, "Properties."

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

Franchises

       The Company significantly reduced the number of its franchised Black-eyed Pea restaurants during 1997 and may acquire additional franchised restaurants during fiscal 1998. The Company currently intends to resume its franchising activities after implementing various enhancements to and refinements of the Black-eyed Pea concept throughout the Company-owned Black-eyed Pea restaurants. See Item 1, "Business - Strategy." As of December 31, 1997, the Company had two Black-eyed Pea franchisees operating three restaurants in two states. The
Company has typically offered development agreements to franchisees for construction of one or more restaurants over a defined period of time within a specific geographic area. Under the current form of development agreement, a franchisee is required to pay, at the time the agreement is signed, a nonrefundable fee of $5,000 per restaurant committed to be developed. The Company's current development agreement also requires franchisees to pay a franchise fee of $30,000 per restaurant upon signing a franchise agreement for a specific location before construction begins. The Company's current form of franchise agreement has a 15 year initial term with certain renewal rights and provisions for payment to the Company of royalties equal to 3.5% of gross sales and advertising fees and required marketing expenditures of up to 2.75% of gross sales. The Company requires each franchisee to have an approved full-time principal operator who is responsible for the supervision and operation of the franchise.

Denny's Restaurants

       The Company currently operates 103 Denny's restaurants, representing approximately 6.4% of the Denny's system and making the Company the world's largest Denny's franchisee in terms of revenue and the number of restaurants operated.

Denny's, Inc.

       The Company operates its Denny's restaurants pursuant to franchise agreements with Denny's, Inc. See Item 1, "Business - Denny's Restaurants - Denny's Franchise Agreements." Denny's, Inc. is a wholly owned subsidiary of Advantica Restaurant Group, Inc., the successor to Flagstar Companies, Inc. ("Advantica"), one of the largest restaurant companies in the United States. Advantica currently conducts its restaurant operations through several principal chains, the largest of which is Denny's, the largest family-oriented, full-service restaurant chain in the United States, with more than 1,600 corporate-owned or franchised units in 49 states and six foreign countries. Advantica emerged from bankruptcy protection in late 1997. See Item 1, "Special Considerations - Reliance on Denny's, Inc."

Concept

       Denny's are family-oriented, full-service restaurants, featuring a wide variety of traditional family fare. The restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service. Denny's restaurants generally are open 24 hours a day, seven days a week.

Menu and Pricing

       All Denny's restaurants throughout the United States have uniform menus with some regional and seasonal variations. Denny's restaurants serve breakfast, lunch, and dinner and also feature a "late night" menu. Breakfasts include Denny's popular "Original Grand Slam Breakfast" combinations, consisting of a variety of eggs, breakfast meats, pancakes, biscuits, muffins, and other items, as well as traditional breakfast items, such as eggs, omelets, pancakes, waffles, cereals, and muffins. Lunch and dinner entrees include prime rib, roast beef, fried shrimp, fish, roast turkey, grilled or fried chicken, sirloin tips, and liver. The restaurants also offer a variety of soups, salads, sandwiches, appetizers, side orders, beverages, and desserts. Appetizers include mozzarella sticks, buffalo wings, chili, chicken strips, and quesadillas; and desserts include cakes, pies, ice cream, and sundaes. The restaurants offer free refills on coffee, soft drinks, lemonade, and tea. Special menus are available for senior citizens and children. In December 1997, the average check per customer at the Company's Denny's restaurants was $5.30.

Restaurant Layout

       The Company's  Denny's  restaurants  generally  operate in  free-standing locations in high-traffic commercial areas. The restaurants average approximately 4,800 to 5,200 square feet, with an average seating capacity of 180 to 210 people. Generally, the dining areas are fully carpeted and informal in design and contain booths, tables, and counter seating. The layout of each restaurant is designed to easily accommodate both smaller groups of two and four as well as large groups of guests. All guests are greeted and seated by a host or hostess when they enter the restaurant.

Unit Economics

       The Company estimates that its total cost of developing a new Denny's restaurant currently ranges from $290,000 to $390,000, exclusive of annual operating costs and assuming that the land and buildings are obtained under a lease arrangement. These costs include approximately (i) $230,000 to $330,000 for furniture, fixtures, and equipment; (ii) $40,000 for pre-opening costs, including hiring and training costs, employee wages, and advertising; and (iii) $20,000 for the initial franchise fee. The Company estimates that its total cost of converting an acquired restaurant to the Denny's concept currently ranges from approximately $160,000 to $480,000, exclusive of annual operating costs and assuming that the land and building are obtained under a lease arrangement. These costs include approximately (a) $110,000 to $430,000 for remodeling and improvements; (b) $30,000 for pre-opening costs, including hiring costs, employee wages, and advertising; and (c) $20,000 for the initial franchise fee. The Company leases substantially all of its restaurant sites in order to minimize the costs of acquiring and developing new restaurants. The Company currently intends to lease its restaurant sites in the future. See Item 1, "Business - Financing and Leasing" and Item 2, "Properties."

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

The Denny's System

       Denny's restaurants are developed and operated pursuant to a specified system developed by Denny's, Inc. (the "Denny's System"). Denny's, Inc. prepares and maintains the detailed standards, policies, procedures, manuals, and other requirements that constitute the Denny's System in order to facilitate the consistent operation and success of all Denny's restaurants. The Denny's System includes distinctive interior and exterior designs, decors, color schemes, furnishings, and employee uniforms; uniform specifications and procedures for restaurant operations; standardized menus featuring unique recipes and menu items; procedures for inventory and management control; formal training and assistance programs; advertising and promotional programs; and special promotional items. The Denny's System includes established, detailed requirements regarding (i) the quality and uniformity of products and services offered; (ii) the purchase or lease, from suppliers approved by Denny's, Inc., of equipment, fixtures, furnishings, signs, inventory, ingredients, and other products and materials that conform with the standards and specifications of the Denny's System; and (iii) standards for the maintenance, improvement, and modernization of restaurants, equipment, furnishings, and decor. To ensure that the highest degree of quality and service is maintained, each franchisee must operate each Denny's restaurant in strict conformity with the methods, standards, and specifications designated by Denny's, Inc.

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

       An agreement between the Company and Denny's, Inc. gives Denny's, Inc. the right to terminate substantially all of the Denny's Franchise Agreements in the event that the Company is in default under the terms of its credit facility with Banque Paribas and the Company's other senior lenders. The cancellation of the Denny's Franchise Agreements as a result of a default by the Company under its credit facility would have a material adverse effect on the Company. In the event of a "change of control" of the Company, the Denny's Franchise Agreements give Denny's, Inc. the option to purchase within one year after the date of such change of control all of the Denny's restaurants owned or operated by the Company for their fair market value. As long as the Company is a publicly held corporation, a change of control will be deemed to have occurred only if any person, entity, or group of persons (other than a group which includes Jack M. Lloyd, William J. Howard, and William G. Cox, each of whom is an officer and director of the Company, Jeffrey D. Miller, a former officer and director of the Company, or BancBoston Ventures, Inc. ("BancBoston"), a significant shareholder of the Company) acquires voting control of the Company's Board of Directors.

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

Non-branded Restaurants

       The Company currently operates one non-branded restaurant. During fiscal 1997, the Company sold 12 non-branded restaurants, converted two non-branded restaurants to the Denny's concept, and closed three other non-branded restaurants.

Expansion of Operations

       The Company's current growth plan is to develop or acquire restaurants in its core market areas, primarily in Texas, Oklahoma, and Arizona. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations - General." This growth plan emphasizes a continued focus on restaurant locations and operations. Before developing or acquiring any restaurants in a particular location within its target market, the Company evaluates factors such as the size of the market area, demographic and population trends, competition, and the availability and cost of suitable restaurant locations. See Item 1, "Business - Black-eyed Pea Restaurants - Site Selection" and "Business - Denny's Restaurants - Site Selection."

       The Company believes it is able to achieve significant cost savings when it incorporates newly developed or acquired restaurants into its operations by taking advantage of certain economies of scale associated with administrative overhead and management personnel and systems. As a result, the Company believes that its corporate infrastructure enables it to eliminate administrative and managerial redundancies and to reduce the overall operating costs on a per-restaurant basis. Historically, the Company generally has been able to increase sales volume at acquired or converted restaurants through remodeling and improved service. The Company intends to continue developing new Black-eyed Pea restaurants in order to enhance its presence in its target markets; to establish the necessary base from which it can further penetrate these markets; and to capitalize on purchasing, advertising, managerial, administrative, and other efficiencies that result from the concentration of restaurants in specific markets. The Company also may acquire or develop restaurants operating under different concepts, but currently has no plans to do so.

Restaurant Development

       Since 1986, the Company has developed and opened more Denny's restaurants than either Denny's, Inc. or any other franchisee. In the three and one-half year period prior to the BEP Acquisition, BEP developed 11 and franchised four Black-eyed Pea restaurants. The Company currently plans to accelerate the development of additional Black-eyed Pea restaurants. The specific time frame in which the Company is able to develop new restaurants will be determined by the Company's success in identifying suitable sites; obtaining financing for construction, tenant improvements, furniture, fixtures, and equipment; negotiating acceptable lease or purchase terms; securing the appropriate governmental permits and approvals (including those relating to zoning, environmental, health, and liquor licenses); managing restaurant construction; and recruiting and training qualified personnel. There can be no assurance as to the number of new restaurants that the Company will be able to open or the ultimate success of any such restaurants. The development of new restaurants also may be affected by increased construction costs and delays resulting from governmental regulatory approvals, strikes or work stoppages, and adverse weather conditions. Newly developed restaurants may operate at a loss for a period following their initial opening. The length of this period will depend upon a number of factors, including the time of year the facility is opened, sales volume, and the Company's ability to control costs. There can be no assurance that the Company will be successful in achieving its expansion goals through the opening of additional restaurants or that any additional restaurants that are opened will be profitable.

Restaurant Acquisitions

       The Company actively evaluates the opportunities to acquire additional restaurants or franchise rights to existing restaurants that it can operate profitably by integrating the acquired restaurants with the Company's existing operations. The Company evaluates such opportunities based on numerous factors, including location, operating history, future potential, acquisition price, and the terms and availability of financing for such restaurants or additional franchise rights. The acquisition of any such existing restaurants or additional franchise rights may require the approval of Denny's, Inc. and the Company's lenders. There can no be assurance that the Company will be able to acquire additional restaurants, or that any such restaurants that are acquired will be profitable to the Company.

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

       Responsibility for managing the operations of Black-eyed Pea restaurants is currently the responsibility of one vice president of operations. The Black-eyed Pea restaurant system has two regional vice presidents, who report to the vice president of operations. Each regional vice president is responsible for eight to nine districts, each of which is in turn supervised by a district manager. Most district managers are responsible for six or seven restaurant locations. The management staff of a typical Black-eyed Pea restaurant consists of a general manager, an assistant general manager, and one or two assistant managers. Each Black-eyed Pea restaurant employs approximately 60 persons.

       The Company's three regional vice presidents for Denny's restaurants are responsible for the maintenance of the operational standards of the Company's Denny's restaurants as specified by Denny's, Inc. District managers are responsible for the six to eight restaurants within their district. Restaurant managers are responsible for day-to-day operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. As required by Denny's, Inc., the Company staffs each of its Denny's restaurants with an on-site general manager, two assistant managers, and 20 to 50 full-time or part-time hourly employees.

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

       The Company employs a full-time training director to oversee training for its Black-eyed Pea restaurants. The Company requires each restaurant management employee to participate in a training program at designated training restaurants. The restaurant management training program utilizes manuals, tests, and a scheduled evaluation process. In addition, the Company has developed procedures for coordinating and overseeing the opening of new Black-eyed Pea restaurants in order to maintain quality and consistency of food and service. Special training teams are on hand at new locations, generally for a period of one week before and one week after each restaurant opens.

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

Maintenance and Improvement of Restaurants

       The Company maintains its Black-eyed Pea and Denny's restaurants and all associated fixtures, furnishings, and equipment in conformity with the Black-eyed Pea and the Denny's System concepts, respectively. The Company operates a centralized call-in center that restaurant managers can contact to report maintenance or repair requirements. The Company then dispatches service technicians that it employs or independent contractors with which it has maintenance contracts. The Company also makes necessary additions, alterations, repairs, and replacements to its restaurants, such as periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor, including those required by Denny's, Inc. in the case of its Denny's restaurants. The Company may be required, subject to certain limitations, to modernize its Denny's restaurants to the then-current standards and specifications of Denny's, Inc.

Management Information Systems

       The Company maintains a centralized, computerized accounting system for financial controls and reporting functions for all of its Black-eyed Pea and Denny's restaurants. The Company has a point-of-sale reporting system in each of its Black-eyed Pea and Denny's restaurants, which provides sales mix information, labor scheduling functions, and weekly close-out processes. The Company's point-of-sale compliance center at its headquarters in Scottsdale, Arizona, handles point-of-sale hardware, software, and training issues. Restaurant managers submit weekly reports on sales volume and mix, customer counts, and labor costs to the Company's corporate management. The Company's Black-eyed Pea restaurants perform weekly inventory counts. Each of the Company's Denny's restaurant maintains "par stock" inventory levels and the restaurant manager takes monthly physical inventories of all food, beverage, and supply items. The Company's accounting department prepares monthly profit and loss statements, which operational managers review and compare with the Company's prepared budgets. See Item 1, "Special Considerations - Year 2000 Compliance."

Financing and Leasing

       It is the Company's current strategy to lease, rather than own, the land and buildings associated with the operations of its restaurants. Historically, the Company has entered into sale-leaseback transactions or joint ventures under which the financing company purchases the identified parcel of land and funds the costs of the restaurant construction, excluding the initial franchise fee, equipment costs, and restaurant preopening expenses. The financing company then leases the restaurant property back to the Company for up to 30 years, including renewal option periods, under the terms of a triple-net lease. The Company's ability to effect its new restaurant development strategy depends on the availability of financing on terms and conditions that the Company believes are appropriate for the risk of the development. The Company currently has financing commitments available from various lenders in amounts that it believes will be sufficient for its anticipated restaurant development and acquisition activities during 1998. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The inability of the Company to secure sufficient additional sale-leaseback or other financing in the future could have a significant impact on its ability to acquire or develop new restaurants.

       Through September 30, 1997, the Company and CNL Group, Inc. and certain of its affiliates ("CNL") were parties to three joint venture agreements for the purpose of acquiring, developing, owning, and operating a total of 16 restaurants. The Company and CNL each had a 50% interest in each of the joint ventures. The Company was responsible for day-to-day operations of the restaurants owned by each joint venture, and CNL paid the Company a management fee of approximately 3.5% of sales for its services. Under the terms of the joint ventures, CNL contributed 100% of the initial capital required for land, building, and site development costs, and a subsidiary of CNL contributed 100% of the capital required to equip the restaurants, acquire the franchises, train the staff, stock the inventory, and open the restaurants. On October 1, 1997, the Company and CNL entered into a series of transactions in which the Company
(i) purchased CNL's 50% interest in each of the joint ventures; (ii) purchased from CNL the land and buildings for nine of the 16 restaurants; (iii) entered into sale/leaseback transactions with CNL with respect to eight buildings located on ground leases; and (iv) entered into equipment notes payable with CNL. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

       The Company entered into a credit facility with Banque Paribas, as agent, and the Company's other senior lenders in connection with the Merger and the BEP Acquisition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Reference is made to Item 13, "Certain Relationships and Related Transactions" for additional information regarding sale and lease transactions in connection with the BEP Acquisition.

Equipment, Food Products, and Other Supplies

       A purchasing director coordinates purchasing decisions with respect to the Company's Black-eyed Pea restaurants. The Company strives to obtain supplies of a high and consistent quality at competitive prices from reliable sources. The Company negotiates directly with food manufacturers for the majority of its purchases and with local suppliers for fresh produce, dairy, and meat products. In addition, the Company contracts with a centralized distribution company to store and deliver substantially all of the products and supplies it purchases (other than fresh produce, meat and dairy products). The Company offers its Black-eyed Pea franchisees the option to participate in its purchasing and distribution program. Franchisees may purchase products and supplies from other sources as long as the products meet Company specifications.

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

       The Company's Denny's restaurants operate on a par stock system, which enables restaurant managers to place weekly inventory orders based on historical sales volumes, thereby focusing on customer service rather than on purchasing decisions. The Company purchases most of its food inventory for its Denny's restaurants from a single supplier that specializes in providing food products to Denny's franchisees. The Company believes that its purchases from this supplier enable the Company to maintain a high level of quality consistent with Denny's restaurants; to realize convenience and dependability in the receipt of its supplies; to avoid the costs of maintaining a large purchasing department, large inventories, and product warehouses; and to attain cost advantages as a result of volume purchases. The Company does not have a supply agreement or other contractual arrangement with its primary supplier and effects purchases through purchase orders. The Company believes that food goods could be readily purchased from a large number of vendors throughout its regions of operation in the event that it is unable to purchase sufficient inventory from its primary supplier. Each of the Company's Denny's restaurants purchases dairy, bakery, and produce goods from approved local vendors.

Advertising and Marketing

       The Company uses television, radio and print advertising, and special promotions to increase the traffic and sales at its Black-eyed Pea restaurants. The Company's strategy is to develop a sufficient number of Black-eyed Pea restaurants in its markets to permit the cost-effective use of television and radio advertising. The Company's advertising campaigns are designed to communicate the distinctive aspects of the Black-eyed Pea concept and are targeted to appeal to its customer base. The Company employs a full-time vice president of marketing who plans, develops, and implements advertising campaigns for its Black-eyed Pea restaurants. The Company also uses full service advertising agencies. Expenditures for Black-eyed Pea advertising (including local promotions) were approximately 4.2% of Black-eyed Pea restaurant sales during fiscal 1997.

       As generally required under the terms of the Denny's Franchise Agreements, the Company contributes 2% of its Denny's restaurant sales to an advertising and marketing fund controlled by Denny's, Inc. Denny's, Inc. uses this fund primarily to develop system-wide advertising, sale promotions, and marketing materials and programs. The Denny's Franchise Agreements prohibit franchisees, including the Company, from conducting any local, regional, or national advertising without the prior written consent of Denny's, Inc. From time to time, Denny's, Inc. may establish advertising cooperatives for geographic areas not covered by existing advertising campaigns. In the event that the Company participates in such a cooperative, any contribution that it makes to a cooperative is in addition to the 2% of gross sales that the Company is required to contribute to Denny's, Inc. Cooperatives have been established in several of the Company's markets.

Government Regulation

       The restaurant business is subject to extensive federal, state, and local government regulation relating to the development and operation of restaurants. Each of the Company's restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, and fire and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, the Company is subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for constructing new restaurants. Delays in obtaining, or denials of, revocation of, or temporary suspension of, necessary licenses or approvals could have a material adverse impact upon the Company's development or acquisition of restaurants or the Company's operations generally. The Company also is subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate, such as the increases enacted during 1996 and 1997, changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect the Company. In addition, the Company is subject to the Americans with Disabilities Act of 1990 which, among other things, may require certain installations in new restaurants or renovations to its existing restaurants to meet federally mandated requirements.

       Sales of alcoholic beverages comprised less than 2.1% and 1.0%, respectively, of restaurant sales in its Black-eyed Pea and Denny's restaurants during fiscal 1997. The sale of alcoholic beverages is subject to extensive regulations. The Company may be subject to "dram-shop" statues, which generally provide an individual injured by an intoxicated person the right to recover damages from the establishment that wrongfully served alcoholic beverages to that person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been a defendant in a lawsuit involving "dram-shop" statues.

       The Company is subject to Federal Trade Commission ("FTC") regulations and state laws, which regulate the offer and sale of Black-eyed Pea restaurant franchises. The Company also is subject to state laws, which regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective Black-eyed Pea franchisees a franchise offering circular containing prescribed information. A number of states in which the Company offers Black-eyed Pea franchises also regulate the offer and sale of franchises and require registration of the franchise offering with state authorities. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress and in a number of state legislatures from time to time (some of which are now pending) that would provide for federal and state regulation of the franchisor-franchisee relationship in certain respects. Certain of such laws may restrict the Company's ability to terminate the franchise agreements for its franchised Black-eyed Pea restaurants, although these provisions have not had a significant effect on the Company's operations to date.

Trademarks

       The Company has registered a number of service marks, including the names "Black-eyed Pea," "Dixie House," and the slogan "Home Cookin' Worth Going Out For," with the United States Patent and Trademark Office and in various states in connection with its Black-eyed Pea operations. The Company regards these service marks as having significant value and being an important factor in the marketing of its restaurants. The Company licenses the right to use the "Denny's" trademark directly from Denny's, Inc. The Company believes that the continued right to use the "Denny's" trademark is important to its success. The Company also owns or licenses the right to use certain other trademarks that it does not consider important to its success.

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

       The Company's Black-eyed Pea restaurants compete in both the casual mid-scale dining segment and the family dining segment. Competitors of the Company's Black-eyed Pea restaurants include Applebee's and Chili's. As part of the nation's largest family-oriented, full-service restaurant chain, the Company's Denny's restaurants compete primarily with regional restaurant chains such as International House of Pancakes, Big Boy, Shoney's, Friendly's, and Perkins.

Insurance

       The Company maintains general liability and property insurance and an umbrella and excess liability policy in amounts it considers adequate and customary for businesses of its kind. There can be no assurance, however, that future claims will not exceed insurance coverage.

Employees

       At March 31, 1998, the Company had approximately 13,000 employees, of whom approximately 75 were corporate personnel, approximately 900 were restaurant management personnel, and the remainder were hourly personnel. The Company is not a party to any collective bargaining agreement. The Company believes that its relationship with its employees is good.

       Each of the Company's typical Black-eyed Pea restaurants employs approximately 60 persons. Each of the Company's typical Denny's restaurants has approximately 50 employees, including approximately 20 kitchen personnel and 30 service personnel. Many of the Company's employees work part-time. Restaurant personnel, other than regional, district and restaurant managers, are paid on an hourly basis. Hourly rates vary according to geographical location, generally ranging from $5.00 to $6.00 an hour for kitchen personnel. The Company generally pays service personnel the applicable minimum wage plus tips.


                             SPECIAL CONSIDERATIONS

       The following factors, in addition to those discussed elsewhere in this Report, should be considered carefully in evaluating the Company and its business.

No Assurance of Profitability

       The Company's ability to generate operating profits will depend upon the nature and extent of any future developments and acquisitions; the Company's capital resources; general economic and demographic conditions; and the Company's ability to refinance, restructure, or repay its outstanding indebtedness. There can be no assurance that the Company will be profitable in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Significant Borrowings and Future Financings

       The development of new restaurants and the acquisition of existing restaurants requires funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and additional expenditures. See Item 1, "Business - Black-eyed Pea Restaurants - Unit Economics" and "Business - Denny's Restaurants - Unit Economics." The Company has incurred substantial indebtedness to effect its restaurant developments, acquisitions, and conversions to date, and the Company may incur substantial additional indebtedness in the future in order to implement its business plan and growth strategy. The Company had long-term debt of $23.4 million, subordinated notes of $18.3 million, obligations under capital leases aggregating $39.4 million, and a working capital deficit of $36.5 million as of December 31, 1997.

       The Company utilized the proceeds from sales of restaurants during fiscal 1997 and the first quarter of fiscal 1998 to reduce its outstanding indebtedness. The Company may seek additional equity or debt financing in the future, however, to provide funds to develop or acquire additional restaurants. In addition, the Company currently intends to raise sufficient capital, either through the sale of equity or by incurring replacement indebtedness, to enable it to retire its Series B 13% Subordinated Notes due 2003 in the principal amount of approximately $18.3 million (the "Series B Notes") prior to the date on which the related Series B Warrants become exercisable on March 29, 1999. There can be no assurance that such financing will be available or will be available on satisfactory terms; that the Company will be able to develop or acquire new restaurants or to otherwise expand its restaurant operations; that the Company will be able to refinance, restructure, or satisfy its obligations as they become due; or that the Company will be able to retire the Series B Notes before the related Series B Warrants are exercised. See Item 1, "Special Considerations - Expansion of Operations" and "Special Considerations - Inability to Develop Restaurants." While debt financing enables the Company to add more restaurants than it would otherwise be able to do, expenses are increased by such financing and such financing must be repaid by the Company regardless of the Company's operating results. Future equity financings could result in dilution to shareholders.

Risks Associated with Business Strategy

       The Company intends to pursue a strategy of growth primarily through the development of new Black-eyed Pea restaurants and the expansion of its operations to include one or more additional restaurant concepts. There can be no assurance that the Company will be successful in developing new restaurants or acquiring existing restaurants on acceptable terms and conditions, that its operations can be expanded to include other restaurant concepts, that any additional restaurants it develops or acquires will be effectively and profitably managed and integrated into its operations, or that any restaurants that it develops or acquires will operate profitably. The execution of the Company's strategy will require the availability of substantial funds. These funds historically have been provided by sale-leaseback financing arrangements. The Company currently has financing commitments available from various lenders in amounts that it believes will be sufficient for its anticipated restaurant development and acquisition activities during 1998. There can be no assurance, however, that adequate financing will continue to be available on terms acceptable to the Company. See Item 1, "Special Considerations - Significant Borrowings and Future Financings."

       Unforeseen expenses, difficulties, and delays frequently encountered in connection with the rapid expansion of operations also could hinder the Company from executing its business strategy. The magnitude, timing, and nature of future restaurant developments and acquisitions will depend upon various factors, including the availability of suitable sites, the ability to negotiate suitable terms, the Company's financial resources, the availability of restaurant management and other personnel, the ability to obtain any required consents from Denny's, Inc. or the Company's lenders for such developments and acquisitions and general economic and business conditions. Many of these factors will be beyond the control of the Company.

Expansion of Operations

       The Company's operations have expanded significantly since 1990. The Company's success in the future will depend on its ability to expand the number of its restaurants either through increasing the number of its Black-eyed Pea and Denny's restaurants or expanding its operations to include one or more additional restaurant concepts, or both, and to operate and manage successfully its growing operations. The Company's ability to expand successfully will depend upon a number of factors, including the availability and cost of suitable restaurant locations for development; the availability of restaurant acquisition opportunities; the hiring, training, and retaining of additional management and restaurant personnel; the availability of adequate financing; the continued development and implementation of management information systems; and competitive factors.

       The rate at which the Company will be able to increase the number of restaurants it operates will vary depending upon whether the Company acquires existing restaurants or develops new restaurants. The acquisition of existing restaurants will depend upon the Company's ability to identify and acquire restaurants on satisfactory terms and conditions. The opening of new restaurants will depend upon the Company's ability to locate suitable sites in terms of favorable population characteristics, density and household income levels, visibility, accessibility and traffic volume, proximity to demand generators (including shopping malls, lodging, and office complexes) and potential competition; to obtain financing for construction, tenant improvements, furniture, fixtures, and equipment; to negotiate acceptable leases or terms of purchase; to secure liquor licenses and zoning, environmental, health, and similar regulatory approvals; to recruit and train qualified personnel; and to manage successfully the rate of expansion and expanded operations. The opening of new restaurants also may be affected by increased construction costs and delays resulting from governmental regulatory approvals, strikes or work stoppages, adverse weather conditions, and various acts of God. Newly opened restaurants may operate at a loss for a period following their initial opening. The length of this period will depend upon a number of factors, including the time of year the restaurant is opened, sales volume, and the Company's ability to control costs. There can be no assurance that the Company will be successful in achieving its expansion goals through development or acquisition of additional restaurants or that any additional restaurants that are developed or acquired will be profitable.

Reliance On Denny's, Inc.

       The Company currently operates 103 Denny's restaurants as a Denny's franchisee. As a result of the nature of franchising and the Company's franchise agreements with Denny's, Inc., the long-term success of the Company depends, to a significant extent, on the continued vitality of the Denny's restaurant concept and the overall success of the Denny's system; the ability of Denny's, Inc. to identify and react to new trends in the restaurant industry, including the development of popular menu items; the ability of Denny's Inc. to develop and pursue appropriate marketing strategies in order to maintain and enhance the name recognition, reputation, and market perception of Denny's restaurants; the goodwill associated with the Denny's trademark; the quality, consistency, and management of the overall Denny's system; and the successful operation of Denny's restaurants owned by Denny's, Inc. and other Denny's franchisees. Any business reversals that may be encountered by Denny's, Inc., a failure by Denny's, Inc. to promote the Denny's name or restaurant concept, the inability or failure of Denny's, Inc. to support its franchisees, including the Company, or the failure to operate successfully the Denny's restaurants that Denny's, Inc. itself owns could have a material adverse effect on the Company. In this regard, Advantica Restaurant Group, Inc., the successor to Flagstar Companies, Inc. ("Flagstar"), recently emerged from bankruptcy protection and announced that Flagstar recorded a loss of approximately $134.5 million in fiscal 1997. Any financial reversals or illiquidity on the part of Advantica could have a material adverse effect on Denny's, Inc. The Company has no control over the management or operation of Denny's, Inc. or other Denny's franchisees. Negative publicity with respect to Denny's, Inc. or the Denny's name could adversely affect the Company. For example, the Company experienced a decline in traffic and restaurant sales in certain of its Denny's restaurants as a result of the negative publicity that arose in 1993 relating to claims of alleged racial discrimination against customers in certain Denny's, Inc. restaurants and a subsequent investigation of such claims by the United States Department of Justice.

Inability to Develop Restaurants

       The Company currently intends to focus on developing new Black-eyed Pea restaurants. See Item 1, "Business - Strategy" and "Business - Expansion of Operations." The Company's ability to develop new Black-eyed Pea or other restaurants will depend upon numerous factors, particularly the Company's ability to identify suitable sites, obtain adequate financing on acceptable terms, and other factors over which the Company may have little or no control. There can be no assurance that the Company will be able to secure sufficient restaurant sites that it deems to be suitable or to develop Black-eyed Pea or other restaurants on such sites on terms and conditions it considers favorable in order to meet its growth objectives.

Restrictions Imposed By Denny's Franchise Agreements

       The Denny's Franchise Agreements impose a number of restrictions and obligations on the Company. The Denny's Franchise Agreements require the Company to pay an initial franchise fee and royalties equal to 4% of weekly gross sales and an advertising contribution of 2% of weekly gross sales. Such amounts must be paid or expended regardless of the profitability of the Company's Denny's restaurants. The Denny's Franchise Agreements also require the Company to operate its Denny's restaurants in accordance with the requirements and specifications established by Denny's, Inc. relating to the exterior and interior design, decor, and furnishings of Denny's restaurants, menu selection, the preparation of food products, and quality of service as well as general operating procedures, advertising, maintenance of records, and protection of trademarks. In addition, from time to time, Denny's, Inc. may require the Company to modify its restaurants to conform with the then-existing Denny's restaurant format. The failure of the Company to satisfy such requirements could result in the loss of the Company's franchise rights for some or all of its Denny's restaurants. See Item 1, "Business - Denny's Restaurants - Denny's Franchise Agreements."

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

       An agreement between the Company and Denny's, Inc. gives Denny's, Inc. the right to terminate substantially all of the Denny's Franchise Agreements in the event that the Company is in default under the terms of its credit facility with Banque Paribas and the Company's other senior lenders. The cancellation of the Denny's Franchise Agreements as a result of a default by the Company under its credit facility would have a material adverse effect on the Company. The Denny's Franchise Agreements also provide that, in the event an assignment is deemed to have occurred thereunder, Denny's, Inc. will have the option to purchase the interest being transferred. An assignment under the Denny's Franchise Agreements will be deemed to have occurred if a person, entity, or group of persons (other than a group including any of Jack M. Lloyd, William J. Howard, and William G. Cox, each of whom is an officer and director of the Company; Jeffrey D. Miller, a former officer and director of the Company; or BancBoston) acquires voting control of the Board of Directors of the Company.

Certain Factors Affecting the Restaurant Industry

       The ownership and operation of restaurants may be affected by adverse changes in national, regional, or local economic or market conditions; increased costs of labor (including those which may result from the increases in applicable minimum wage requirements enacted in 1996 and 1997); increased costs of food products; fuel shortages and price increases; competitive factors; the number, density, and location of competitors; limited alternative uses for properties and equipment; changing consumer tastes, habits, and spending priorities; the cost and availability of insurance coverage; management problems; uninsured losses; changing demographics; changes in government regulation; changing traffic patterns; weather conditions; and other factors. The Company may be the subject of litigation based on discrimination, personal injury, or other claims, including claims that may be based upon legislation that imposes liability on restaurants or their employees for injuries or damages caused by the negligent service of alcoholic beverages to an intoxicated person or to a minor. Multi-unit restaurant operators, such as the Company, can be adversely affected by publicity resulting from food quality, illness, injury, or other health and safety concerns or operating issues resulting from one restaurant or a limited number of restaurants operated under the same name, including those not owned by the Company. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on the Company.

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

Control by Certain Shareholders; Conflicts of Interest

       The directors and officers of the Company currently own approximately 35.3% of the Company's outstanding Common Stock. In addition, BancBoston, a former shareholder of DRC, currently owns approximately 15.8% of the Company's outstanding Common Stock. Accordingly, such shareholders collectively have the power to elect all of the members of the Company's Board of Directors and thereby control the business and policies of the Company.

       Jack M. Lloyd, the Chairman of the Board, President, and Chief Executive Officer of the Company, and William J. Howard, Executive Vice President and a director of the Company, currently hold an aggregate of $16,794,000 in principal amount of the Company's Series B Notes in addition to their Common Stock. As a result of such shareholders' ability, together with the Company's other directors and officers, to direct the policies of the Company, an inherent conflict of interest may arise in connection with decisions regarding the timing of and the allocation of assets of the Company for the purposes of interest payments on, or redemption of, the Series B Notes. In addition, the Series B Notes contain restrictive covenants relating to the operation of the Company and the maintenance of certain financial ratios and tests. There can be no assurance that the holders of the Series B Notes will waive any default under the notes. A default not waived by a majority of the holders of the Series B Notes could have a material adverse effect on the holders of the Company's Common Stock. Messrs. Lloyd and Howard have deferred certain payments of interest and have granted waivers with respect to non-compliance of certain debt covenants under the Series B Notes as of September 30, 1997 and March 31, 1998. See Item 13, "Certain Relationships and Related Transactions."

Dependence Upon Key Personnel

       The Company's success depends, in large part, upon the services of its senior management. The Company currently has employment agreements with certain members of its senior management. See Item 11, "Executive Compensation - Employment Agreements." The loss of the services of the Company's senior management team could have a material and adverse affect on the Company.

Government Regulation

       The Company is subject to various federal, state, and local laws affecting its business. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations of state and local governmental agencies. City ordinances or other regulations, or the application of such ordinances or regulations, could impair the Company's ability to construct or acquire restaurants in desired locations and could result in costly delays. In addition, restaurant operations are subject to licensing and regulation by state and local departments relating to health, sanitation, safety standards, and fire codes; federal and state labor laws (including applicable minimum wage requirements, tip credit provisions, overtime regulations, workers' compensation insurance rates, unemployment and other taxes, working and safety conditions, and citizenship requirements); zoning restrictions; and, in those restaurants currently operated by the Company at which alcoholic beverages are served, state and local licensing of the sale of alcoholic beverages. The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on the Company. In addition, an increase in the minimum wage rate (such as the increase enacted during 1996 and 1997), employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect the Company. The Company also is subject to the Americans with Disabilities Act of 1990 which, among other things, may require the installation of certain fixtures or accommodations in new restaurants or renovations to its existing restaurants to meet federally mandated requirements. With respect to its franchised Black-eyed Pea restaurants, the Company is subject to regulation by the Federal Trade Commission and must comply with certain state laws governing the offer, sale, and termination of franchises and the refusal to renew franchises.

Year 2000 Compliance

       Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. The Company has determined that certain of its software programs are not "Year 2000" compliant. The vendor for those software programs currently is developing modifications to the software code in order to enable those programs to function properly on and after January 1, 2000. The Company currently is evaluating the Year 2000 issue as it relates to its entire internal computer system as well as computer systems operated by third parties, including suppliers, credit card transaction processors, and financial institutions, with which the Company's systems interface. The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to making its computer systems Year 2000 compliant. The Company will expense these costs as incurred. The Company has not yet completed the evaluation of its Year 2000 compliance and therefore currently is not able to quantify the costs that may be incurred to bring its computer system into Year 2000 compliance. Because the appropriate course of action may include replacing or upgrading certain equipment or software, the Company may incur significant costs in resolving its Year 2000 issues. Furthermore, there can be no assurance that the Company will be able to make its computer system Year 2000 compliant in a timely manner. In addition, there can be no assurance that computer systems operated by third parties with which the Company systems interface will continue to properly interface with the Company systems and will otherwise be compliant on a timely basis with Year 2000 requirements. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

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

Rights to Acquire Shares

       Employee and director stock options to acquire an aggregate of 1,145,300 shares of Common Stock currently are outstanding. An additional 821,667 shares have been reserved for issuance upon exercise of options that may be granted under the Company's existing stock option plans. See Item 11, "Executive Compensation - Stock Option Plans." In addition, warrants to acquire 1,083,026 shares of Common Stock currently are outstanding. Series B Warrants to acquire an additional 477,953 shares of Common Stock will become exercisable on March 29, 1999 unless the Company repays all of the outstanding Series B Notes prior to that date. During the terms of such options and warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional financing in the future, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of Common Stock on terms more favorable to it than those provided by the exercise of such options and warrants.

Shares Eligible for Future Sale

       Sales of substantial amounts of Common Stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for the Company's Common Stock and could adversely affect the Company's ability to raise capital. As of March 31, 1998, there were outstanding 13,447,777 shares of the Company's Common Stock. Of these shares, approximately 6,141,900 shares are freely transferable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), unless they are held by "affiliates" of the Company, as that term is defined in the Securities Act and the regulations promulgated thereunder or unless transfer of certain shares is restricted as a result of contractual obligations. The remaining approximately 7,305,900 shares of Common Stock currently outstanding are "restricted securities," as that term is defined in Rule 144 under the Securities Act, and may be sold only in compliance with Rule 144, pursuant to registration under the Securities Act, or pursuant to an exemption therefrom. Affiliates also are subject to certain of the resale limitations of Rule 144 as promulgated under the Securities Act. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company or an affiliate of the Company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of the Company's then-outstanding Common Stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

       An aggregate of approximately 2,900,800 shares of Common Stock that are currently outstanding or that are issuable upon exercise of certain warrants have been registered for resale pursuant to an effective registration statement. The 6,937,500 shares of Common Stock issued to the former shareholders of DRC in connection with the Merger generally are freely tradeable under Rule 145 under the Securities Act, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions under Rule 144. The former shareholders of DRC have certain rights with respect to registration of the shares of Common Stock issued in connection with the Merger or upon exercise of the warrants issued in connection with the Merger.

Lack of Dividends; Restrictions on Ability to Pay Dividends in the Future

       The Company has never paid any dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to apply any earnings to the expansion and development of its business. In addition, the terms of the Company's credit facility and the indenture governing its Series B Notes limit the ability of the Company to pay dividends on its Common Stock.

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

ITEM 2.           PROPERTIES.

       The Company leases for a term expiring in September 1998 approximately 20,000 square feet of office space in Scottsdale, Arizona, for use as its principal corporate offices. The Company also leases for a term expiring in 1999 approximately 3,000 square feet of office space in Dallas, Texas, that it utilizes for regional sales, facilities, and maintenance operations. The Company currently believes that these facilities are adequate for its reasonably anticipated needs.

       The Company's restaurants generally are located in single-purpose, one-story, freestanding buildings with a capacity of between 90 and 150 customers. The Company leases substantially all the land and buildings for its restaurants. The initial lease terms range from 10 to 20 years and include renewal options for up to 30 years. All of the Company's current leases have remaining initial terms or renewal options that extend for more than five years from the date of this Report. The leases generally provide for a minimum annual rent and additional rental payments if restaurant sales volume exceeds specified amounts. In addition, the leases generally require the Company to pay real estate taxes, insurance premiums, maintenance costs, and certain other of the landlords' operating costs. Contingent rentals have represented less than 15% of total rent expense for each of fiscal 1995, 1996, and 1997. Annual base rent for each location ranges up to approximately $180,000 a year.

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

                                                                              Common Stock
                                                                              ------------
                                                                          High            Low
                                                                          ----            ---
           1994
           ----

           Fourth Quarter (beginning October 18, 1994).............       $5.13           $3.50

           1995
           ----

           First Quarter...........................................       $4.13           $2.63
           Second Quarter..........................................        4.75            3.13
           Third Quarter...........................................        5.25            4.00
           Fourth Quarter..........................................        6.00            4.00

           1996
           ----

           First Quarter...........................................       $5.63           $3.94
           Second Quarter .........................................        5.69            3.00
           Third Quarter...........................................        5.50            3.50
           Fourth Quarter..........................................        5.13            3.13

           1997
           ----

           First Quarter...........................................       $3.63           $3.00
           Second Quarter .........................................        3.25            2.19
           Third Quarter...........................................        2.69            1.63
           Fourth Quarter..........................................        3.25            1.81

           1998
           ----

           First Quarter...........................................       $2.75           $1.81

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

           As of March 31, 1998, there were approximately 110 holders of record of the Company's Common Stock. On March 31, 1998, the closing sales price of the Company's Common Stock on the AMEX was $2.19 per share.

ITEM 6.           SELECTED FINANCIAL DATA.

       The following selected historical consolidated financial data of the Company for each of the fiscal years in the three-year period ended December 31, 1997 have been derived from and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein. The selected historical summary consolidated financial data for the two fiscal years ended December 31, 1994 are derived from DRC's historical financial statements, which are not included elsewhere herein. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation" and Note 1 to the consolidated financial statements.

                                                                As of and for Fiscal Year(1)
                                               --------------------------------------------------------------
                                                  1993         1994         1995          1996        1997
                                                  ----         ----         ----          ----        ----
                                                                   (Dollars in thousands)
Statement of Operations Data(2):
Restaurant sales..............................  $32,584      $47,323      $74,683      $241,480    $300,579
Charge for impaired assets....................       --           --          523            --      14,100
Restaurant operating income...................    3,147        4,539        6,643        22,137       9,101
Administrative expenses.......................    2,050        2,619        3,380        10,303      13,684
Operating income (loss).......................    1,328        1,320        3,263        11,834      (4,583)
Interest expense, net.........................     (736)      (1,301)      (2,467)       (9,605)    (13,655)
Net income (loss).............................      140         (341)         200         1,118     (20,977)

Other Data:
EBITDA(3).....................................  $ 2,656      $ 2,821      $ 6,722       $18,834     $18,884
Cash interest expense.........................      669        1,140        2,397         8,904      10,033
Cash provided by (used in) operating activities   2,493        2,410        7,486         9,664      (1,458)
Cash used in investing activities ............   (1,002)      (9,667)      (8,736)       (9,393)     (6,316)
Cash provided by (used in) financing activities  (1,168)       7,092        2,273         1,157       6,432
Capital expenditures..........................    1,574        9,667        8,736        11,584      10,449
Depreciation and amortization.................    1,328        1,501        2,936         7,000       9,367
Ratio of earnings to fixed charges(4).........     1.15           --         1.10          1.14          --
Number of restaurants, end of period..........       37           70          102           307         283

Balance Sheet Data:
Working capital (deficit) ....................  $(3,568)     $(6,107)     $(9,406)     $(33,029)   $(36,417)
Total assets .................................   14,529       35,028       53,785       179,189     170,264
Long-term debt, less current portion .........    2,135        7,552       10,371        69,903      39,022
Obligations under capital leases,
  less current obligations...................     4,307        7,151       19,881        24,229      39,396
Redeemable convertible preferred stock .......       --        7,397        7,501            --          --
Shareholders' equity (deficit) ...............   (1,218)         957          564        22,128       1,248

---------------

(1) The Company's fiscal years 1993 through 1997 ended on December 30, 1993, December 28, 1994, December 27, 1995, January 1, 1997, and December 31, 1997, respectively.
(2) The Company has consummated various acquisitions and has opened new restaurants during each of the five fiscal years shown. Accordingly, revenue increases in each of the years shown arise primarily from restaurant acquisitions and openings in each year.
(3) EBITDA represents income (loss) before minority interest in joint ventures, interest, income taxes, depreciation and amortization plus the charge for impaired assets. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows from operations as a measure of liquidity. EBITDA is included in this Report because it is a basis upon which the Company assesses its financial performance.
(4) Earnings consist of pre-tax income after minority interests plus fixed charges, excluding capitalized interest. The Company's fixed charges consist of (a) interest, whether expensed or capitalized; (b) amortization of debt expense, including any discount or premium whether expensed or capitalized; and (c) a portion of rental expense representing the interest factor. Earnings were inadequate to cover fixed charges in fiscal 1994 $(550,000) and fiscal 1997 ($17,719,000).

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

       The results of operations for 1996 were materially impacted by the Merger and the BEP Acquisition. During fiscal 1996 and 1997, revenue and related expenses increased significantly over prior years primarily as a result of these acquisitions. In particular, the Company's operating results for fiscal 1997 reflect 52 "restaurant operating weeks" associated with 91 Black-eyed Pea restaurants acquired in the BEP Acquisition, which was completed in July 1996, as compared with 27 restaurant operating weeks associated with those restaurants during fiscal 1996. As a result, fiscal 1997 operating results are not comparable to those of fiscal 1995 and fiscal 1996. The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein.

General

       During 1997 the Company (i) converted 10 non-branded restaurants to the Denny's concept; (ii) sold 11 non-branded restaurants; (iii) sold or closed 17 Denny's restaurants; (iv) developed four new Black-eyed Pea restaurants and one new Denny's restaurant; (v) purchased the leasehold interests in nine Black-eyed Pea restaurants from franchisees; and (vi) closed two Black-eyed Pea restaurants and sold the related leasehold interests. These transactions follow the Company's strategy of focusing on the Black-eyed Pea concept as well as those Denny's restaurants that achieve certain operational and geographic efficiencies.

       In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for $28.7 million. Cash proceeds of $25.2 million were used to (i) repay an outstanding promissory note issued to the seller of BEP (the "BEP Purchase Note") at a $2.3 million discount from its outstanding principal amount of approximately $15.3 million; (ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of Common Stock at an exercise price of $1.90 per share, which were issued in connection with the BEP Purchase Note; (iii) permanently reduce its outstanding borrowings under the "Term Loan" of the credit facility described below to $1.5 million; and (iv) repay certain equipment operating leases associated with the restaurants sold in this transaction. The Company has included a charge for impaired assets associated with the restaurants sold of approximately $14.1 million, due primarily to the reduction of intangibles of $29.0 million, in its consolidated financial statements for fiscal 1997.

       The Company currently operates 104 Black-eyed Pea restaurants in 14 states and franchises three Black-eyed Pea restaurants in two states. The Company operates 66 Black-eyed Pea restaurants in Texas and Oklahoma, which the Company considers to be its core market for Black-eyed Pea restaurants. The average unit sales for all company-owned Black-eyed Pea restaurants was $1.5 million and $1.4 million in fiscal 1996 and 1997, respectively, as compared with average unit sales at restaurants in the core market of $1.6 million during both of those periods. Through December 31, 1997, comparable same-store sales decreased 5.3% for all of the Company's Black-eyed Pea restaurants, while comparable same-store sales decreased by 3.3% for Black-eyed Pea restaurants in the core market. During 1997, however, the Company did not increase menu prices at its Black-eyed Pea restaurants. The guest check average at the Company's Black-eyed Pea restaurants is $7.90, and alcohol and carry-out sales account for approximately 2.1% and 11.0% of sales, respectively. In order to accommodate the Company's senior lenders, in connection with the BEP Acquisition the Company entered into a five-year equipment lease with LH Leasing Company, Inc. Annual payments related to these leases total approximately $3.8 million and are included in other restaurant operating costs in the Company's consolidated financial statements. See Item 13, "Certain Relationships and Related Transactions."

       As of December 31, 1997, the Company operated 176 Denny's restaurants in 28 states. The Company's Denny's restaurants that were open for a 12-month period had average restaurant sales of $917,000 in fiscal 1997 as compared with $911,000 in fiscal 1996. Excluding the results of the restaurants sold in March 1998, average restaurant sales in fiscal 1997 would have been $997,000. Comparable store sales declined 4.6% as a result of lower guest counts, offset somewhat by a 3.6% increase in the average guest check to approximately $5.30 in December 1997. Food costs as a percentage of revenue decreased in 1997 due to the withdrawal from promotional value pricing. Labor costs increased as a percentage of revenue, however, due to minimum wage increases and the implementation of certain health benefits for restaurant level management during fiscal 1997.

Comparison of Results of Operations

       The following table presents, for the periods indicated, certain items in the historical consolidated statements of operations as a percentage of total restaurant sales.

                                                                                          Fiscal Year
                                                                         ------------------------------------------
                                                                            1995             1996            1997
                                                                            ----             ----            ----
Restaurant sales:
   Denny's restaurants........................................             94.2%             62.7%          54.9%
   Black-eyed Pea restaurants.................................             --                28.6           42.9
   Other restaurants..........................................              5.8               8.7            2.2
                                                                          -----             -----          -----
     Total restaurant sales...................................            100.0%            100.0%         100.0%
                                                                          -----             -----          -----
Restaurant operating expenses:
   Food and beverage costs....................................             27.2              27.3           27.4
   Payroll and payroll related costs..........................             33.5              34.3           34.4
   Depreciation and amortization..............................              3.9               2.9            3.1
   Other operating expenses...................................             25.7              26.3           27.4
   Charge for impaired assets.................................              0.7              --              4.7
                                                                          -----             -----          -----
     Total restaurant operating expenses......................             91.0              90.8           97.0
                                                                          -----             -----          -----
Restaurant operating income...................................              9.0               9.2            3.0
Administrative expenses.......................................              4.5               4.3            4.6
                                                                          -----             -----          -----
Operating income (loss).......................................              4.5               4.9           (1.5)
Interest expense, net.........................................             (3.3)             (4.0)          (4.6)
Minority interest in joint ventures...........................             (0.4)              0.1            0.2
                                                                          -----             -----          -----
Income before income taxes and extraordinary item.............              0.8               1.0           (5.9)
Income tax provision..........................................              0.5               0.4            1.1
                                                                          -----             -----          -----
Income (loss) before extraordinary item.......................              0.3               0.6           (7.0)
Extraordinary loss............................................             --                (0.2)          --
                                                                          -----             -----          -----
Net income (loss).............................................              0.3%              0.4%          (7.0)%
                                                                          =====             =====          =====

Fiscal 1997 Compared with Fiscal 1996

       Restaurant Sales. Restaurant sales increased 24.5% to $300.6 million in fiscal 1997 as compared with restaurant sales of $241.5 million in fiscal 1996. This increase was primarily attributable to 52 restaurant operating weeks associated with 91 Black-eyed Pea restaurants acquired in the BEP Acquisition in 1996, as compared with 27 restaurant operating weeks for those restaurants during fiscal 1996.

       Food and Beverage Costs. Food and beverage costs increased to 27.4% of restaurant sales in fiscal 1997 as compared with 27.3% of restaurant sales in fiscal 1996. This increase was attributable to the higher food costs associated with the Black-eyed Pea restaurants, offset by a decrease in food costs at the Company's Denny's restaurants. Food costs at the Company's Denny's restaurants decreased from 27.6% of restaurant sales in fiscal 1996 to 26.6% in fiscal 1997, primarily due to the withdrawal from promotional value pricing in October 1996.

       Payroll and Payroll Related Costs. Payroll and payroll related costs were 34.4% of restaurant sales in fiscal 1997 as compared with 34.3% of restaurant sales in fiscal 1996. This increase was attributable to increased management labor costs, primarily related to certain health care benefits implemented by the Company during 1997 as part of its continuing effort to increase management retention and to remain competitive with other companies in the restaurant industry. In addition, restaurant labor costs increased as a percentage of sales in fiscal 1997 as a result of the effects of minimum wage increases.

       Depreciation and Amortization. Depreciation and amortization of restaurant equipment and leasehold improvements, intangible assets, and pre-opening costs totaled $9.4 million, or 3.1% of restaurant sales, in fiscal 1997 as compared with $7.0 million, or 2.9% of restaurant sales, in fiscal 1996. The increase of approximately $2.4 million was attributable to the amortization of the capital leases associated with new restaurants and the amortization of intangible assets associated with the fiscal 1996 acquisitions. In addition, the amortization of pre-opening costs increased from $894,000 in fiscal 1996 to $1.4 million in fiscal 1997.

       Other Operating Expenses. Other operating expenses were 27.4% of restaurant sales in fiscal 1997 as compared with 26.3% of restaurant sales in fiscal 1996. The increase was attributable to higher operating costs at the Company's Black-eyed Pea restaurants and the increased number of restaurant operating weeks in 1997 versus 1996. In particular, the Company's costs of leased equipment increased from 0.5% of restaurant sales in fiscal 1996 to 1.9% in fiscal 1997 and advertising costs increased from 1.1% of restaurant sales in fiscal 1996 to 2.4% in fiscal 1997 as a result of increases associated with the Company's Black-eyed Pea restaurants.

       Restaurant Operating Income. Restaurant operating income decreased from $22.1 million in fiscal 1996 to $9.1 million in fiscal 1997, primarily as a result of the $14.1 million charge for impaired assets relating to assets associated with the sale of 71 restaurants in March 1998 and the other factors described above.

       Administrative Expenses. Administrative expenses increased to 4.6% of restaurant sales in fiscal 1997 as compared with 4.3% of restaurant sales in fiscal 1996. This increase was primarily the result of greater administrative support required as the franchisor of the Black-eyed Pea concept as opposed to operating solely as a franchisee of Denny's restaurants.

       Interest Expense. Interest expense increased to $13.7 million, or 4.6% of restaurant sales, in fiscal 1997 as compared with $9.6 million, or 4.0% of restaurant sales, in fiscal 1996. This increase was attributable to the increased level of long-term debt associated with the restaurant acquisitions in 1996 and the increase in capitalized lease obligations.

       Income Taxes. The provision for income tax was $3.3 million in fiscal 1997 as compared with the provision for income tax of $870,000 in fiscal 1996. The increased provision for income tax in fiscal 1997 resulted from certain permanent differences associated with goodwill and other intangible assets created in connection with the Merger.

Fiscal 1996 Compared with Fiscal 1995

       Restaurant Sales. Restaurant sales increased $166.8 million, or 223.3%, to $241.5 million in fiscal 1996 as compared with restaurant sales of $74.7 million in fiscal 1995. This increase was primarily attributable to restaurant sales associated with restaurants acquired as a result of the Merger and the BEP Acquisition during 1996.

       Food and Beverage Costs. Food and beverage costs increased to 27.3% of restaurant sales in fiscal 1996 as compared with 27.2% of restaurant sales in fiscal 1995, primarily due to higher food costs at the Black-eyed Pea restaurants and the non-branded restaurants. Excluding the food and beverage costs at the non-branded restaurants but including food and beverage costs at Black-eyed Pea restaurants, food and beverage costs for fiscal 1996 would have been 27.0% of restaurant sales, a decrease of 0.2% from fiscal 1995.

       Payroll and Payroll Related Costs. Payroll and payroll related costs were 34.3% of restaurant sales in fiscal 1996 as compared with 33.5% of restaurant sales in fiscal 1995. This increase was primarily attributable to the non-branded restaurants, where payroll and payroll related costs were 38.0% of restaurant sales. In addition, the payroll and payroll related costs associated with the AFR Denny's restaurants were 35.7% of restaurant sales.

       Depreciation and Amortization. Depreciation and amortization of restaurant equipment and leasehold improvements, intangible assets, and pre-opening costs totaled $7.0 million, or 2.9% of restaurant sales, in fiscal 1996 as compared with $2.9 million, or 3.9% of restaurant sales, in fiscal 1995. The increase of approximately $4.1 million was attributable to the amortization of the capital leases associated with new restaurants, the amortization of intangible assets associated with the 1996 acquisitions, and the amortization of pre-opening costs.

       Other Operating Expenses. Other operating expenses were 26.3% of restaurant sales in fiscal 1996 as compared with 25.7% of restaurant sales in fiscal 1995. The increase was primarily attributable to the operating costs of 36.2% of restaurant sales at the non-branded restaurants, which include no franchise costs. If the non-branded restaurant results were excluded, other operating costs for fiscal 1996 would have been 25.3% of restaurant sales, a decrease of 0.4% from fiscal 1995.

       Restaurant Operating Income. Restaurant operating income increased $8.5 million to $11.8 million in fiscal 1996 as compared with $3.3 million in fiscal 1995. This increase was principally the result of increased restaurant sales and the factors described above.

       Administrative Expenses. Administrative expenses decreased to 4.3% of restaurant sales in fiscal 1996 as compared with 4.5% of restaurant sales in fiscal 1995. This decrease was primarily the result of increased sales volume without proportionate cost increases. Administrative expenses in fiscal 1996 included non-recurring Merger-related costs of approximately $1.1 million.

       Interest Expense. Interest expense increased to $9.6 million, or 4.0% of restaurant sales, in fiscal 1996 as compared with $2.5 million, or 3.3% of restaurant sales in fiscal 1995. This increase was attributable to the increased level of long-term debt associated with the 1996 acquisitions and the capitalized lease obligations associated with new store development.

       Income Taxes. The income tax provision was $870,000 for fiscal 1996 as compared with the income tax provision of $305,000 for fiscal 1995. Due to certain tax credits, the tax rate decreased from 60.3% to 35.0% in fiscal 1995 and 1996, respectively.

Liquidity and Capital Resources

       The Company, and the restaurant industry generally, operate principally on a cash basis with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $9.4 million at December 27, 1995, $33.0 million at January 1, 1997, and $36.4 million at December 31, 1997. The Company believes that it has funded the excessive working capital deficit acquired in the Merger and that its current working capital deficit is consistent with the working capital position of restaurant companies of similar size. The Company anticipates that it will continue to operate with a working capital deficit.

       The Company historically has satisfied its capital requirements through credit facilities and the sale and leaseback of developed and acquired restaurants or restaurants converted to the Denny's concept. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Expenditures for property and equipment totaled approximately $8.7 million, $11.6 million, and $10.5 million for fiscal 1995, fiscal 1996, and fiscal 1997, respectively. As described below, the Company currently has commitments that it believes will be adequate to meet its financing needs during 1998.

       Net cash provided by (used in) operating activities increased from $7.5 million in fiscal 1995 to $9.7 million in fiscal 1996 and decreased to $(1.5 million) in fiscal 1997. The increase in fiscal 1996 over fiscal 1995 is attributable to an increase in net income and the increase in depreciation and amortization arising from the various acquisitions completed during fiscal 1996. The decrease in fiscal 1997 is attributable to the reduction in accounts payable associated with restaurants sold or closed and the payment of certain liabilities assumed in connection with the Merger and the BEP Acquisition.

       Net cash used in investing activities increased from $8.7 million in fiscal 1995 to $9.4 million in fiscal 1996 and decreased to $6.3 million in fiscal 1997. These changes are primarily attributable to the acquisition of property and equipment or the purchase of restaurants. In addition, during fiscal 1997 the Company disposed of approximately $4.1 million of various assets acquired in the Merger and the BEP Acquisition.

       Net cash provided by financing activities decreased from $2.3 million in fiscal 1995 to $1.2 million in fiscal 1996 and increased to $6.4 million in fiscal 1997. Cash provided by financing activities arose primarily from the proceeds of borrowing activities associated with certain Black-eyed Pea locations, net of the principal reductions in long-term debt.

       In April 1997, the Company sold 11 non-branded restaurants to an unrelated party for cash and notes totaling $850,000. The Company utilized the proceeds from this transaction for working capital purposes. The Company recognized a gain of approximately $600,000 on this transaction, which is included as a reduction of other restaurant operating expenses.

       On July 31, 1997, the Company sold its leasehold interests in 14 Denny's and two non-branded restaurants to an unrelated party for $2.1 million. The Company utilized the proceeds from this transaction to permanently repay $1.0 million of senior debt obligations and for working capital purposes. In conjunction with this transaction, the Company recognized a gain of $250,000, which is included as a reduction of other restaurant operating expenses.

       In two separate transactions completed in October and November 1997, the Company purchased from two franchisees certain assets and leasehold interests in nine Black-eyed Pea restaurants located in Arizona and Florida. In connection with this transaction, the Company and one of the franchisees settled certain threatened litigation. Under this settlement, the Company will forego future royalty payments from 13 franchised restaurants located in Colorado operated by the franchisee. The effect of the loss of royalty income will be partially offset by operating income from the restaurants acquired. Under the settlement agreement, the Company also agreed that it will not operate any restaurant in Colorado that competes with the Black-eyed Pea concept prior to October 2002, provided that the franchisee continues to utilize the "Black-eyed Pea" trademarks and is not otherwise in default under the settlement agreement during that period. In conjunction with the closing of this transaction, CNL acquired certain assets directly from the franchisees and entered into capital leases with the Company. The value of the leases exceeded the purchase price, resulting in the Company receiving approximately $2.7 million in cash that has been recorded as a deferred gain to be amortized over the life of the leases.

       On October 1, 1997, the Company entered into a series of transactions with CNL. The Company utilized the proceeds from these transactions, which totaled approximately $25.0 million, to repay senior debt obligations of the Company. In connection with these transactions, on October 1, 1997, the Company purchased CNL's 50% interest in three joint ventures, which operated a total of 16 Denny's restaurants, and the land and buildings for nine of the restaurants that were previously leased from CNL. Consideration consisted of a $7.7 million promissory note, which amortizes over 10 years with an interest rate of 9% per annum, and a $4.4 million subordinated convertible debenture. The subordinated convertible debenture bears interest of 5% per annum, payable quarterly, and is convertible at the holder's option through October 2002 into the Company's Common Stock at 90% of the share price immediately prior to the conversion. The Company subsequently entered into 15-year sale-leaseback arrangements with CNL for the nine Denny's restaurants described above and received $8.0 million. No gain or loss was recognized on these transactions. The Company also entered into equipment notes payable with CNL totaling approximately $12.5 million. The notes payable are secured by certain equipment located in 44 Denny's restaurants, bear interest at 10% per annum, and amortize over a seven-year period. No gain or loss was recognized in connection with this transaction. In addition, the Company sold eight buildings located on ground leases to CNL for proceeds of $4.6 million and entered into capital leases for these locations. No gain or loss was recognized on this transaction.

       In March 1998, the Company sold 63 Denny's restaurants and eight non-branded restaurants located in 13 states to an unrelated party for $28.7 million, consisting of cash of $25.2 million and notes totaling $3.5 million. The Company utilized the proceeds from this transaction to (i) repay the BEP Purchase Note at a $2.3 million discount from its outstanding principal amount of approximately $15.3 million; (ii) cancel outstanding warrants to acquire approximately 1.0 million shares of Common Stock at an exercise price of $1.90 per share; (iii) permanently reduce its outstanding borrowings under the Term Loan portion of its credit facility, as described below; and (iv) repay certain equipment operating leases associated with the sold restaurants. The Company has included a charge for impaired assets associated with the restaurants sold of approximately $14.1 million, due primarily to the reduction of intangibles of approximately $29.0 million, in its consolidated financial statements for fiscal 1997.

       In a separate transaction completed in March 1998, the Company also sold five Denny's restaurants located in Wyoming to an unrelated party for cash of $700,000 plus a note in the principal amount of $400,000. The Company utilized the proceeds from this transaction to permanently reduce its outstanding borrowings under the Term Loan portion of its credit facility.

       During fiscal 1997, the Company converted 10 non-branded restaurants to the Denny's concept. In addition, during 1997 the Company closed nine restaurants. The Company intends to continue to evaluate its existing restaurant portfolio and to close or sell restaurants as appropriate. As described above, the operating results of the Company's Denny's restaurants have been negatively impacted by same-store sales declines. The Company intends to pursue a strategy to lessen its dependence on the Denny's brand and has identified certain geographic markets where restaurant dispositions may be appropriate. Proceeds from such dispositions will be used to retire debt and to reduce the working capital deficit.

       The Company intends to continue to expand the number of its Black-eyed Pea restaurants in its core market through the development of new restaurants. During 1997, the Company opened four new Black-eyed Pea restaurants and purchased nine franchised restaurants located in Arizona, including the associated development rights, and purchased three franchised restaurants located in Florida. The Company believes that the Arizona market provides significant growth opportunities. The Company believes that its future capital requirements will be primarily for the development of new Black-eyed Pea restaurants, for continued restaurant acquisitions, and for capital expenditures related to restaurant maintenance. The Company estimates that its costs to develop and open new Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant.

       The Company historically has satisfied its capital requirements through credit facilities and sale-leaseback financing. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Expenditures for property and equipment and intangibles totaled approximately $10.5 million during fiscal 1997. The Company currently has commitments available from various lenders in amounts that it believes will be sufficient for its anticipated restaurant development and acquisition activities during 1998.

       In connection with the Merger and the BEP Acquisition, the Company entered into a credit facility with Banque Paribas, as agent, and the Company's other senior lenders (the "Credit Facility"). The Credit Facility was subsequently amended and certain waivers were granted by the lenders in connection with transactions completed by the Company during 1997 and 1998. The Credit Facility currently consists of a term loan (the "Term Loan") and revolving loans (the "Revolver"). In connection with the Merger, the Company borrowed $35.0 million under the Term Loan, which was used to refinance certain indebtedness of AFR and DRC existing prior to the Merger and to pay certain transaction expenses incurred in connection with the Merger and the Credit Facility. The Company used the proceeds from various transactions during fiscal 1997, as described above, to repay a portion of the Term Loan. As of December 31, 1997, the Company had outstanding borrowings of approximately $10.1 million under the Term Loan. The Company used a portion of the proceeds of the sale of 71 restaurants in March 1998 to permanently repay additional amounts outstanding under the Term Loan. As of March 31, 1998, the Company had outstanding borrowings of approximately $1.5 million under the Term Loan, as amended, which will mature and become payable on June 30, 1998. The Credit Facility also includes a $15.0 million Revolver that the Company may utilize to finance working capital needs, to repay the Term Loan, to make capital expenditures, and to support letters of credit. As of December 31, 1997, the Company had approximately $2.3 million available for borrowings under the Revolver. The Revolver will mature and become payable December 31, 2001. A Delayed Draw Term Loan that was previously part of the Credit Facility was cancelled during fiscal 1997 in connection with certain amendments to the Credit Facility and certain waivers by the lenders.

       The Company was not in compliance with certain of its debt covenants under the Credit Facility at December 31, 1997, for which the Company has received waivers. Based upon information currently available, the Company does not believe that it will be in compliance with its debt covenants as of March 31, 1998. Therefore, the Company has classified its obligations under its Credit Facility as current in its consolidated financial statements as of December 31, 1997. The Company intends to pursue various alternatives to either restructure its current Credit Facility or to seek additional lenders. There can be no assurance that any refinancing or restructuring alternatives will be available to the Company or that such alternatives, if any, will be available on satisfactory terms. In addition, certain holders of the Series B Notes have deferred the interest due as of September 30, 1997 and March 31, 1998 and the Company has received waivers from those holders for non-compliance of certain of the debt covenants under the Series B Notes. See Item 13, "Certain Relationships and Related Transactions."

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

Seasonality

       The Company's operating results fluctuate from quarter to quarter as a result of the seasonal nature of the restaurant industry and other factors. The Company's restaurant sales are generally greater in the second and third fiscal quarters (April through September) than in the first and fourth fiscal quarters (October through March). Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. The Company's working capital requirements also fluctuate seasonally, with its greatest needs occurring during its first and fourth quarters.

Inflation

       The Company does not believe that inflation has had a material effect on operating results in past years. Although increases in labor, food or other operating costs could adversely affect the Company's operations, the Company generally has been able to modify its operating procedures or to increase prices to offset increases in its operating costs.

Year 2000 Compliance

         The Company currently is evaluating the Year 2000 issue as it relates to its entire internal computer system. The Company anticipates that it will incur internal staff costs as well as consulting and other expenses related to making its computer systems Year 2000 compliant. The Company will expense these costs as incurred. The Company has not yet completed the evaluation of its Year 2000 compliance and therefore currently is not able to quantify the cost that may be incurred to bring its computer system into Year 2000 compliance. Because the appropriate course of action may include replacing or upgrading certain equipment or software, the Company may incur significant costs in resolving its Year 2000 issues. See Item 1, "Special Considerations - Year 2000 Compliance."

New Accounting Standards

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation, and disclosure of earnings per share for entities with publicly held common stock or potential common stock. The Company adopted SFAS No. 128 in fiscal 1997 and earnings per share for fiscal 1995 and 1996 have been restated in accordance with SFAS No. 128 in the consolidated financial statements included elsewhere in this Report.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. The Company will comply with the disclosure requirements set forth by this standard beginning in 1998.

       In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This standard requires segments of a business enterprise to be reported based on the way management organizes and evaluates segments within the Company. The standard also requires disclosures regarding products and services, geographical areas, and major customers. The Company plans to adopt SFAS No. 131 in 1998. The Company currently is evaluating the impact of this standard on its disclosures.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Report, which financial statements, report, and notes are incorporated by reference.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following table sets forth certain information with respect to each of the Company's directors and executive officers.

                Name                              Age                          Position
                ----                              ---                          --------

Jack M. Lloyd..........................            48          Chairman of the Board, President, and Chief
                                                                  Executive Officer

William J. Howard......................            53          Executive Vice President, Secretary, and Director

William G. Cox.........................            49          Chief Operating Officer and Director

Robert J. Gentz........................            48          Executive Vice President - Franchising and
                                                                  Development

Todd S. Brown..........................            41          Senior Vice President, Chief Financial Officer,
                                                                  Treasurer, and Director

Michael Larsen.........................            43          Vice President

John M. Holliman, III..................            44          Director

C. Alan MacDonald......................            64          Director

Fred W. Martin.........................            67          Director

       Jack M. Lloyd has served as Chairman of the Board of the Company since July 9, 1996 and as President, Chief Executive Officer, and a director of the Company since March 29, 1996. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of DRC from 1987 until March 1996 and served as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980s. Mr. Lloyd also currently serves as a director of Action Performance Companies, Inc. and Star Buffet, Inc., which are publicly held companies, and Masterview Window Company, a privately held company.

       William J. Howard has served as Executive Vice President of the Company since July 9, 1996 and as Secretary and a director of the Company since March 29, 1996. Mr. Howard served as a Vice President of the Company from March 29, 1996 until July 9, 1996. Mr. Howard served as President of DRC from November 1994 until March 1996 and as a director of DRC from 1990 until March 1996. Mr. Howard served as Vice President of DRC from 1990 until November 1994 and as Chief Financial Officer of DRC from 1990 until August 1994. Prior to joining DRC, Mr. Howard held numerous senior management positions with Citicorp and Citibank, including Senior Vice President and Senior Credit Officer with Citicorp Mortgage, Inc.

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

       Robert J. Gentz has served as Executive Vice President - Franchising and Development of the Company since January 1997. Mr. Gentz oversees restaurant acquisitions and sales, franchise operations, new restaurant development activities, and related financings. Prior to joining the Company, Mr. Gentz spent nine years as Executive Vice President for CNL Group, Inc., a diversified investment company that specializes in providing financing to the restaurant industry. Mr. Gentz also served as Director of Development for Wendy's International, Inc. from 1982 through 1987, where he was responsible for company-owned and franchised restaurants in various regions.

       Todd S. Brown has served as Senior Vice President of the Company since December 1997 and as Chief Financial Officer, Treasurer, and a director of the Company since March 29, 1996. Mr. Brown served as a Vice President of the Company from March 1996 to December 1997. Mr. Brown served as Vice President, Chief Financial Officer, and a director of DRC from September 1994 until March 1996. Mr. Brown was employed by Deloitte & Touche LLP from 1980 to September
1994, most recently as a Senior Manager. Mr. Brown is a Certified Public Accountant in the state of Arizona.

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

       John M. ("Jock") Holliman, III has served as a director of the Company since March 29, 1996. Mr. Holliman served as a director of DRC from January 1995 until March 1996. Mr. Holliman is the sole general partner of AGP Management, L.P., which is the managing general partner of Valley Ventures, L.P., a limited partnership formed in 1993 to purchase the venture capital portfolio of Valley National Bank of Arizona. From 1985 to 1993, Mr. Holliman served as Senior Managing Director of Valley National Investors, Inc., a wholly owned Small Business Investment Corporation subsidiary of Valley National Bank of Arizona. Mr. Holliman also currently serves as a director of Voxel, OrthoLogic Corp., and Pilgrim America Capital Corp., each of which are publicly held corporations, and several other privately held corporations. Mr. Holliman also serves as a director of several non-profit organizations.

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

MacDonald constitute the Audit Committee; Messrs. Holliman, MacDonald, and Martin constitute the Compensation and 1992 Stock Option Plan Committees; and Messrs. Lloyd and Howard constitute the 1995 Directors' Stock Option Plan Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors, executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, executive officers, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended January 1, 1997, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year except that (i) William G. Cox filed a late report on Form 4 covering two transactions, and (ii) Robert J.
Gentz filed a late report on Form 5 with respect to his ownership of the Company's securities as of the date on which he became an executive officer of the Company.

ITEM 11.          EXECUTIVE COMPENSATION.

       The following table sets forth information concerning the compensation of each of the Company's Chief Executive Officers and the four other most highly compensated executive officers whose cash salary and bonuses exceeded $100,000 during the fiscal year ended December 31, 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                                                  Compensation
                                                                                  ------------
                                                Annual Compensation                  Awards
                                       ---------------------------------------   --------------
                                                                                   Securities
                                         Fiscal                                    Underlying           All Other
Name and Principal Position               Year       Salary$(1)     Bonus($)        Options(#)       Compensation($)
---------------------------               ----       ----------     --------        ----------       ---------------

Jack M. Lloyd, Chairman of the            1997        $520,000         --              --                  --
   Board, President, and Chief            1996         375,200         --              --                  --
   Executive Officer(2)                   1995         312,000         --              --                  --

William J. Howard, Executive              1997        $260,000         --              --                  --
   Vice President and Secretary (3)       1996         187,600         --              --                  --
                                          1995         156,000         --              --                  --

William G. Cox, Chief Operating           1997        $220,000         --              --                  --
   Officer                                1996         221,795(4)      --           300,000              $15,921

Robert J. Gentz, Executive Vice           1997        $166,027(5)      --           100,000                --
   President - Franchising and
   Development

Todd S. Brown, Vice President,            1997        $127,372         --              --                  --
   Chief Financial Officer, and           1996         115,700      $75,000         124,800                --
   Treasurer(3)                           1995          91,000         --              --                  --

------------------

(1) Each of the Named Executive Officers received certain perquisites, the value of which did not exceed 10% of their salary during fiscal 1997.
(2) Mr. Lloyd became the Company's President and Chief Executive Officer upon consummation of the Merger on March 29, 1996, and became the Company's Chairman of the Board on July 9, 1996. Amounts shown for periods prior to March 29, 1996 represent payments to Mr. Lloyd for services as an executive officer of DRC prior to the Merger. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation."
(3) Each of Messrs. Howard and Brown became executive officers of the Company upon consummation of the Merger on March 29, 1996. Amounts shown for periods prior to March 29, 1996 represent payments to each such person for services as an executive officer of DRC prior to the Merger. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation."
(4) Represents amounts accrued or paid beginning on March 29, 1996, the date of Mr. Cox's employment with the Company.
(5) Represents amounts accrued or paid beginning on January 6, 1997, the date of Mr. Gentz' employment with the Company.

Option Grants

       The following table sets forth certain information with respect to stock options granted to the Named Exectuive Officers during the fiscal year ended December 31, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                              Individual Grants
                           ---------------------------------------------------------   Potential Realizable Value
                                           Percentage                                       at Assumed Annual
                            Number of       of Total                                      Rates of Stock Price
                            Securities      Options                                         Appreciation for
                            Underlying     Granted to      Exercise                           Option Term(2)
                             Options      Employees in       Price       Expiration    --------------------------
       Name                 Granted(#)    Fiscal Year      ($/Sh)(1)        Date            5%           10%
       ----                 ----------    ------------     ---------        ----            --           ---
Jack M. Lloyd.........          --             --             --             --             --            --
William J. Howard.....          --             --             --             --             --            --
William G. Cox........          --             --             --             --             --            --
Robert J. Gentz.......       100,000          100%           $3.44         1/6/07        $216,183      $547,849
Todd S. Brown.........          --             --             --             --             --            --

---------------

(1) Twenty-five percent of the options were vested and exercisable on the date of grant. The remainder of the options vest and become exercisable in three equal annual installments beginning on the first anniversary of the date of grant.
(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Company's Common Stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of the Company's Common Stock.

Option Holdings

       The following table sets forth information concerning the number and value of all options held at December 31, 1997, by the Named Executive Officers.

                             YEAR-END OPTION VALUES

                                                         Number of Securities            Value of Unexercised
                                                        Underlying Unexercised           in-the-Money Options
                                                      Options at Fiscal Year-End       at Fiscal Year-End ($)(1)
                                                      --------------------------       -------------------------
               Name                                  Exercisable     Unexercisable     Exercisable   Unexercisable
               ----                                  -----------     -------------     -----------   -------------

Jack M. Lloyd.....................................       --               --               N/A           N/A
William J. Howard.................................       --               --               N/A           N/A
William G. Cox....................................     120,000          180,000            $0            $0
Robert J. Gentz...................................      25,000           75,000            $0            $0
Todd S. Brown.....................................      49,920           74,880            $0            $0

---------------
 (1) The exercise prices of all options held by the Named Executive Officers were greater than the Company's Common Stock of $1.9375 per share on December 31, 1997.

Employment Agreements

General

       The Company currently is a party to employment agreements with each of William G. Cox, Robert J. Gentz, and Todd S. Brown. In addition to the provisions of the individual employment agreements as described below, the employment agreements generally require the Company to provide each person with certain medical and life insurance benefits; to reimburse them for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with the Company's business and their duties under their respective employment agreements; and to provide such other fringe benefits that the Company makes generally available to all of its employees on a non-discriminatory basis. The employment agreements with Messrs. and Cox, Gentz, and Brown require the Company to provide each such officer with an automobile for use in connection with the Company's business. In addition, in the event of a "change of control" of the Company, as defined in employment agreements, the Company will be required to pay each of Messrs. Cox, Gentz, and Brown a lump sum equal to their respective fixed salaries for the greater of one year or the balance of the then-current term of employment under the applicable agreement, and all of Messrs. Cox's, Gentz's, and Brown's unvested stock options, if any, will immediately vest and become exercisable in full. The agreements also contain provisions that prohibit the respective officer from (i) competing with the business of the Company, (ii) taking certain actions intended to solicit other persons to terminate their business relationship with the Company or to terminate his or her employment relationship with the Company, and (iii) making unauthorized use or disclosure of the Company's trade names, fictitious names, or confidential information.

William G. Cox

       In December 1995, the Company entered into an employment agreement with William G. Cox, which became effective upon consummation of the Merger. Pursuant to his agreement with the Company, Mr. Cox serves as the Chief Operating Officer of the Company at a base salary of $220,000 per year. The agreement also provides that Mr. Cox will be eligible to receive an annual bonus of up to 50% of his annual base salary pursuant to a bonus pool plan to be established by and administered in the sole discretion of the Company. Pursuant to the agreement, the Company granted to Mr. Cox options to purchase 300,000 shares of the Company's Common Stock. Mr. Cox's agreement provides for his employment until March 29, 1999, subject to extension for additional one-year periods under mutually agreeable terms and conditions. The Company may terminate the agreement only for cause, as defined in the agreement.

Robert J. Gentz

       In January 1997, the Company entered into an employment agreement with Robert J. Gentz pursuant to which Mr. Gentz serves as Executive Vice President - Franchising and Development of the Company. The employment agreement provides for a base salary of $175,000 per year. In addition, the agreement provides that Mr. Gentz will be eligible to receive an annual bonus of up to $50,000 per year based upon standards to be agreed upon between the Company and Mr. Gentz. Pursuant to the agreement, the Company reimbursed Mr. Gentz for certain relocation expenses and granted to Mr. Gentz options to purchase 100,000 shares of the Company's Common Stock. Mr. Gentz' agreement provides for an initial employment term of three years, subject to extension for additional one-year periods under mutually agreeable terms and conditions.

Todd S. Brown

       In December 1997, the Company entered into an employment agreement with Todd S. Brown pursuant to which Mr. Brown serves as Senior Vice President, Treasurer, and Chief Financial Officer of the Company. The employment agreement provides for a base salary of $160,000, $175,000, and $190,000 in calendar 1998, 1999, and 2000, respectively. In addition, the agreement provides that Mr. Brown will be eligible to receive an annual bonus in an amount to be determined by the Company's Board of Directors, in its sole discretion. Mr. Brown's employment agreement continues until December 31, 2000 and will renew automatically from year to year thereafter, unless and until either party terminates by giving the other party written notice not less than 60 days prior to the end of the then-current term. In the event that the Company terminates Mr. Brown's employment without cause, Mr. Brown will continue to receive his base salary for a period of 12 months following the date of such termination.

Stock Option Plans

1996 Stock Option Plan

       On December 10, 1996, the Company's Board of Directors adopted the Company's 1996 Stock Option Plan (the "1996 Plan"). The Company's shareholders approved the 1996 Plan on June 26, 1997. A total of 500,000 shares of the Company's Common Stock has been reserved for issuance under the 1996 Plan. The 1996 Plan is intended to promote the interests of the Company by encouraging key persons associated with the Company to acquire, or otherwise increase, their proprietary interest in the Company and an increased personal interest in its continued success and progress. The 1996 Plan provides for the grant of options to acquire Common Stock of the Company ("Options"), the direct grant of Common Stock ("Stock Awards"), the grant of stock appreciation rights ("SARs"), and the grant of other cash awards ("Cash Awards") (Stock Awards, SARs, and Cash Awards are collectively referred to herein as "Awards"). If any Option or SAR terminates or expires without having been exercised in full, stock not issued under such Option or SAR will again be available for the purposes of the 1996 Plan. The 1996 Plan is intended to comply with Rule 16b-3 as promulgated under the Exchange Act with respect to persons subject to Section 16 of the Exchange Act. As of March 31, 1998, the Company has not granted any Options under the 1996 Plan. The 1996 Plan will remain in effect until December 9, 2006.

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

       The exercise price of any Option intended to be an incentive stock option may not be less than 100 percent of the fair market value of the Common Stock at the time of the grant (110 percent if the Option is granted to a person who at the time the Option is granted owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company). Options may be granted for terms of up to 10 years and will vest and become exercisable in whole or in one or more installments as may be determined at the time the Options are granted. To exercise an Option, the optionholder will be required to deliver to the Company full payment of the exercise price for the shares as to which the Option is being exercised. Generally, Options can be exercised by delivery of cash, check, or shares of Common Stock of the Company.

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

Amended and Restated 1992 Stock Option Plan

       A total of 1,000,000 shares of the Company's Common Stock have been reserved for issuance under the Company's Amended and Restated 1992 Stock Option Plan (the "1992 Plan"). The 1992 Plan limits the persons eligible to receive options to directors, consultants, and key employees, including officers, of the Company or a subsidiary of the Company and "key persons" who are not employees but have provided valuable services, have incurred financial risk on behalf of the Company, or have extended credit to the Company or its subsidiaries. The 1992 Plan provides that options granted to employees may be incentive stock options or non-qualified options pursuant to the Internal Revenue Code. Key persons who are not employees are eligible to receive only non-qualified options. The 1992 Plan is intended to comply with Rule 16b-3 as promulgated under the Exchange Act with respect to persons subject to Section 16 of the Exchange Act. As of March 31, 1998, there were outstanding options to acquire a total of 728,000 shares of Common Stock under the 1992 Plan. The 1992 Plan terminates on April 1, 2002.

       Incentive stock options may not have an exercise price less than the fair market value of the Common Stock on the grant date, except that, in the case of an incentive stock option granted to any participant who owns more than 10% of the Company's outstanding voting shares, the exercise price must be at least 110% of the fair market value of the Common Stock on the date of grant and the term of the option may be no longer than five years. Options that are not incentive stock options may not have an exercise price less than the greater of the minimum price required by applicable state law, by the Company's Restated Articles of Incorporation, or the par value of the Common Stock. Options generally may be exercised by delivery of any combination of cash, shares of Common Stock, or by delivering to the Company a promissory note upon such terms and conditions as the Board of Directors may determine.

1995 Directors Stock Option Plan

       A total of 300,000 shares of Common Stock have been reserved for issuance under the Company's 1995 Directors Stock Option Plan (the "1995 Plan"). The purpose of the 1995 Plan is to promote the interests of the Company and its shareholders by strengthening the Company's ability to attract and retain the services of experienced and knowledgeable non-employee directors and by encouraging such directors to acquire an increased proprietary interest in the Company. As of March 31, 1998, there were outstanding options to acquire a total of 70,000 shares of Common Stock under the 1995 Plan. The 1995 Plan terminates on January 16, 2005.

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

Director Compensation

       Employees of the Company do not receive compensation for serving as members of the Company's Board of Directors. Non-employee members of the Board of Directors receive cash compensation in the amount of $10,000 per annum. Non-employee directors receive automatic grants of stock options under the 1995 Directors Stock Option Plan. See Item 11, "Executive Compensation - Stock Option Plans."

Compensation Committee Interlocks and Insider Participation

       C. Alan MacDonald, Fred W. Martin, and John M. Holliman, III served as members of the Compensation Committee of the Board of Directors during fiscal 1997. None of such individuals had any contractual or other relationships with the Company during fiscal 1997 except as directors.

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

ITEM 12.          SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS  AND
                  MANAGEMENT.

       The following table sets forth certain information regarding the shares of the Company's Common Stock beneficially owned as of March 31, 1998 by (i) each of the Company's directors and executive officers; (ii) all directors and executive officers of the Company as a group; and (iii) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock.

                                                                          Number            Percentage
Name and Address of Beneficial Holder(1)                               of Shares(2)        Ownership(2)
----------------------------------------                               ------------        ------------

Directors and Executive Officers
--------------------------------
Jack M. Lloyd                                                          3,176,504              23.6%
William J. Howard                                                      1,553,752              11.6%
William G. Cox                                                           181,000(3)            1.3%
Robert J. Gentz                                                           50,000(4)            *
Todd S. Brown                                                             77,680(5)            *
Michael Larsen                                                            60,000(6)            *
John M. Holliman, III                                                     22,436(7)            *
C. Alan MacDonald                                                         47,500(8)            *
Fred W. Martin                                                            16,000(9)            *
All directors and executive officers as a group (9 persons)            5,188,872              37.4%

Non-Management 5% Shareholders
------------------------------
BancBoston Ventures, Inc.(10)                                          2,124,352              15.8%
Jeffrey D. Miller (11)                                                   689,451               5.1%

--------------
*   Less than 1.0%  of the outstanding shares of Common Stock.

(1) Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him, subject to applicable community property law. Except as otherwise indicated, each of such persons may be reached through the Company at 7373 N. Scottsdale Road, Suite C-240, Scottsdale, Arizona 85253.
(2) The numbers and percentages shown include the shares of Common Stock actually owned as of March 31, 1998 and the shares of Common Stock which the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock which the identified person or group had the right to acquire within 60 days of March 31, 1998 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(3) Represents 1,000 shares of Common Stock and 180,000 shares of Common Stock issuable upon the exercise of vested options.
(4) Represents 50,000 shares of Common Stock issuable upon exercise of vested options.
(5) Represents 2,800 shares of Common Stock and 74,880 shares issuable upon the exercise of vested options.
(6) Represents 60,000 shares of Common Stock issuable upon the exercise of vested options.
(7) Represents 9,436 shares of Common Stock and 10,000 shares issuable upon exercise of vested options held by Mr. Holliman and 3,000 shares of Common Stock beneficially owned by Mr. Holliman as trustee under a trust for the benefit of his mother.
(8) Represents 47,500 shares of Common Stock issuable upon the exercise of vested options.
(9) Represents 6,000 shares of Common Stock held by Mr. Martin and his spouse and 10,000 shares issuable upon the exercise of vested options.
(10) The address of BancBoston Ventures, Inc. is c/o BancBoston Capital, Inc., 100 Federal Street, Boston, Massachusetts 02110.

(11) Mr. Miller is a former officer and director of the Company. Mr. Miller's address is 13845 East Laurel Lane, Scottsdale, Arizona 85259.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       During 1995, DRC entered into leases for two restaurant properties owned by Lloyd/Howard L.L.C. ("Lloyd/Howard"), a limited liability company controlled by Jack M. Lloyd (Chairman of the Board and Chief Executive Officer of DRC at that time) and William J. Howard (President and a director of DRC at that time). Lloyd/Howard acquired these two properties and certain other properties from Kettle Restaurants, Inc. in consideration of the assumption by Lloyd/Howard of environmental liabilities associated with the two properties leased by DRC. During 1996, Lloyd/Howard sold one of the properties to CNL and the Company entered into a lease with CNL for that location. The second restaurant was sold to a third party during fiscal 1997. Prior to that sale, the Company did not pay any rent to Lloyd/Howard with respect to that restaurant during fiscal 1997.

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

       Jack M. Lloyd and William J. Howard hold $11,196,000 and $5,598,000 in principal amount of the Company's Series B Notes, respectively. On September 30, 1997 and March 31, 1998, Messrs. Lloyd and Howard deferred interest of approximately $728,000 and $364,000, respectively, due as of each of those dates on the Series B Notes and granted waivers with respect to non-compliance of certain of the debt covenants under the Series B Notes as of each of those dates.

       During fiscal 1997, the Company made various advances to Jack M. Lloyd. Such advances totaled $378,000 as of December 31, 1997.

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM
                  8-K.

(a)    Financial Statements and Financial Statement Schedules:

       (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

       (2) No Financial Statement Schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)    Reports on Form 8-K.

       Not applicable.

(c)    Exhibits - Index of Exhibits

Exhibit No                                                 Description of Exhibit
----------                                                 ----------------------

    2.1           Amended and Restated  Agreement and Plan of Merger,  dated as of August 9, 1995, between American
                  Family Restaurants, Inc. and Denwest Restaurant Corp.(1)
    2.4           List of  Schedules to Amended and Restated  Agreement  and Plan of Merger,  dated as of August 9,
                  1995, between American Family Restaurants, Inc. and Denwest Restaurant Corp.(1)
    2.5           Stock Purchase Agreement dated May 31, 1996, between BEP Holdings,  Inc. and DenAmerica  Corp.(2)
    3.1           Articles of Restatement of the Articles of Incorporation of American Family Restaurants, Inc. and
                  Articles of Amendment thereto.(3)
    3.1A          Articles of Amendment to the Articles of Incorporation  of DenAmerica  Corp., as filed on July 2,
                  1997.(4)
    3.2           Amended and Restated Bylaws of American Family Restaurants, Inc.(5)
    3.3           Certificate of Merger of Denwest Restaurant Corp. into American Family Restaurants, Inc.(6)
    4.1           Form of Indenture between  DenAmerica Corp. and State Street Bank and Trust Company,  as trustee, relating to the Series A Notes (including the Form of Series A Note).(6)
    4.2           Form of Indenture between  DenAmerica Corp. and State Street Bank and Trust Company,  as trustee, relating to the Series B Notes (including the Form of Series B Note).(6)
    4.4           Form of Series B Common Stock Purchase Warrant.(1)
    4.5           Common Stock Purchase Warrant dated March 29, 1996, issued to Banque Paribas.(6)
    4.6           Supplemental  Indenture  (Series B Notes)  between  DenAmerica  Corp.  and State  Street Bank and
                  Trust Company, as trustee(2)
    4.7           Common Stock Purchase Warrant dated July 3, 1996, issued to BEP Holdings, Inc.(2)
    4.8           Common Stock Purchase Warrant dated July 3, 1996, issued to Banque Paribas(2)
    10.1          American Family Restaurants, Inc. 1992 Stock Option Plan.(3)
    10.1A         American Family Restaurants, Inc. Amended and Restated 1992 Stock Option Plan.(3)
    10.2          American Family Restaurants, Inc. Directors Stock Option Plan.(3)
    10.23         Joint Venture Agreement of Densouth Restaurants II Joint Venture,  entered into September 4, 1992 and  effective  January 2, 1992,  by and between  Great  Restaurants  of the  Midsouth,  Inc. and
                  Densouth  Foods II, Ltd.,  including  First  Amendment  thereto,  dated  September  4, 1992,  and
                  Amendment thereto, dated April 15, 1993.(3)
    10.28         Letter Agreement  between Great American  Restaurants,  Inc. and Denny's,  Inc., dated August 25,
                  1992, regarding reorganization.(3)

Exhibit No                                                 Description of Exhibit
----------                                                 ----------------------

    10.32         Warrant No.  W-0527933  issued by Great  American  Restaurants,  Inc. to Merl Trust for 33,333.33
                  shares of Common  Stock,  dated June 2, 1993.  (Three  additional  warrants  were  issued and are substantially  identical in all material  respects except as to the  warrantholder and the number of shares.)(3)
    10.32A        Schedule of warrants substantially identical to Exhibit 10.32.(3)
    10.33         Registration Rights Agreement between Great American Restaurants, Inc. and Merl Trust, dated June
                  2, 1993 covering warrants issued in connection with 9% subordinated notes.  (Registration  Rights
                  Agreements  entered  into  by  other  holders  of  warrants  issued  in  connection  with  the 9%
                  subordinated notes are substantially  identical in all material respects except as to the name of the holder.)(3)
    10.33A        Schedule of registration rights agreements substantially identical to Exhibit 10.33.(3)
    10.60         Form of  Franchise  Agreement  between  American  Family  Restaurants,  Inc.  and  Denny's,  Inc.
                  (American  Family  Restaurants,   Inc.  has  78  franchise  agreements  which  are  substantially
                  identical  in  all  material   respects  except  as  to  location  of  restaurants  and  date  of agreement.)(3)
    10.60A        Letter Agreement  between American Family  Restaurants,  Inc. and Denny's,  Inc., dated September
                  13, 1994, regarding change of control provisions.(3)
    10.60B        Letter Agreement  between American Family  Restaurants,  Inc. and Denny's,  Inc., dated September
                  13, 1994, regarding non-compete provisions.(3)
    10.60A        Schedule of franchise agreements substantially identical to Exhibit 10.60.(3)
    10.65         Form of Warrant  Agreement  between American Family  Restaurants,  Inc. and Fahnestock & Co. Inc.
                  for 290,000 shares of Common Stock.(3)
    10.66         Stock Pledge and Assignment between American Family Restaurants,  Inc., and Denny's,  Inc., dated
                  June 13, 1994.(3)
    10.67         Letter  Agreement  between CNL Group,  Inc.  and  American  Family  Restaurants,  Inc.  regarding sale-leaseback transactions, dated August 18, 1994.(3)
    10.68         Letter  Agreement from CNL Group,  Inc. to American Family  Restaurants,  Inc., dated October 13,
                  1994, regarding the commitment letter.(3)
    10.73         Employment  Agreement  dated  December 8, 1995  between  American  Family  Restaurants,  Inc. and
                  William G. Cox.(1)
    10.75         Asset  Purchase  Agreement,  dated  as of  September  8,  1995,  by and  among  Fables-Innkeepers
                  Management, Inc. and American Family Restaurants, Inc.(1)
    10.76         General Bill of Sale and Assignment of Assets,  Properties  and Business of Certain  Restaurants,
                  dated as of January 1, 1995,  by and between  DenGlass  Foods Joint  Venture and American  Family
                  Restaurants, Inc.(1)
    10.78         Amendment to American Family Restaurants, Inc. Amended and Restated 1992 Stock Option Plan.(1)
    10.79         Letter  Agreement,  dated December 20, 1995, from American Family  Restaurants,  Inc. to Denny's,
                  Inc. and Denwest Restaurant Corp.(1)
    10.80         Form of Registration  Rights  Agreement to be entered into between  American Family  Restaurants,
                  Inc. and certain of the existing shareholders of Denwest Restaurant Corp.(1)
    10.81         Franchise  Development  Agreement,  dated  November 9, 1994,  between  Denny's,  Inc. and Denwest
                  Restaurant Corp.(1)
    10.82         Executive  Employment  Agreement,  dated  November  9, 1994,  between  Jack M. Lloyd and  Denwest
                  Restaurant Corp.(1)
    10.83         Executive  Employment  Agreement,  dated November 9, 1994,  between William J. Howard and Denwest
                  Restaurant Corp.(1)
    10.84         Executive  Employment  Agreement,  dated  November 9, 1994,  between  William S. Leto and Denwest
                  Restaurant Corp.(1)
    10.85         Executive Employment  Agreement,  dated as of November 9, 1994, between Todd S. Brown and Denwest
                  Restaurant Corp.(1)
    10.86         Amended and Restated Joint Venture  Agreement of Denwest Joint Venture  between Denwest Corp. and
                  Denwest Foods, Ltd. dated December 30, 1991.(1)

Exhibit No                                                 Description of Exhibit
----------                                                 ----------------------

    10.87         Joint Venture  Agreement of Denwest II Joint Venture  between L&H  Restaurant  Corp.  and Denwest
                  Foods II, Ltd. dated December 30, 1991.(1)
    10.89         Commitment Letter,  dated as of January 5, 1996, by and among American Family Restaurants,  Inc.,
                  Denwest Restaurant Corp. and Banque Paribas.(1)
    10.90         Intercreditor  Agreement among DenAmerica Corp.,  certain holders of DenAmerica's Series B Notes, and State Street Bank and Trust Company.(6)
    10.92         Credit Agreement dated as of February 29, 1996, among DenAmerica  Corp., the Banks named therein, and Banque Paribas,  as Agent  (including the Form of Term Note, Form of Revolving Note, and Form
                  of Delayed Draw Term Note).(6)
    10.92A        Amended and Restated Credit Agreement dated as of July 3, 1996, among DenAmerica Corp., the Banks named therein, and Banque Paribas, as Agent(2)
    10.92B        Amendment and Limited Consent and Waiver dated as of September 30, 1997 among  DenAmerica  Corp., the Banks (as defined), and Banque Paribas, as agent.(4)
    10.93         Security  Agreement dated as of February 29, 1996,  between  DenAmerica Corp. and Banque Paribas, as Agent.(6)
    10.94         Form of Senior  Intercreditor  Agreement among Banque Paribas,  as Agent, the holders of Series A
                  Notes, and State Street Bank and Trust Company.(6)
    10.95         Stock Option Agreement dated March 29, 1996, between DenAmerica Corp. and William G. Cox.(6)
    10.96         Senior  Subordinated  Promissory  Note dated July 3, 1996, in the  principal sum of  $15,000,000, payable by DenAmerica Corp. to BEP Holdings, Inc.(2)
    10.97         Registration  Rights  Agreement  dated  as of July 3,  1996,  between  DenAmerica  Corp.  and BEP
                  Holdings, Inc.(2)
    10.98         Intercreditor  Agreement among DenAmerica Corp.,  certain holders of DenAmerica's Series B Notes, and State Street Bank and Trust Company(2)
    10.99         Sale and Lease Agreement dated July 3, 1996, among FFCA Acquisition  Corporation,  Black-eyed Pea
                  U.S.A., Inc., and Texas BEP, L.P.(2)
    10.100        Form of Lease dated July 3, 1996, between FFCA Acquisition Corp. and DenAmerica Corp.(2)
    10.101        Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Black-eyed Pea U.S.A., Inc.(2)
    10.102        Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(2)
    10.103        Equipment  Purchase  Agreement and Bill of Sale dated July 3, 1996,  between LH Leasing  Company,
                  Inc. and Black-eyed Pea U.S.A., Inc.(2)
    10.104        Equipment  Purchase  Agreement and Bill of Sale dated July 3, 1996,  between LH Leasing  Company,
                  Inc. and Texas BEP, L.P.(2)
    10.105        Equipment Lease dated July 3, 1996, between LH Leasing Company, Inc. and DenAmerica Corp.(2)
    10.106        Equipment  Sublease dated July 3, 1996,  between  DenAmerica  Corp. and Black-eyed  Pea,  U.S.A.,
                  Inc.(2)
    10.107        Equipment Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(2)
    10.108        Asset Purchase Agreement effective as of July 3, 1996, among Mid-American Restaurants, Inc., Haig
                  V. Antranikian, and DenAmerica Corp.(2)
    10.109        Stock Option Agreement dated April 29, 1996, between DenAmerica Corp. and Todd S. Brown(7)
    10.110        DenAmerica  Corp.  1996 Stock Option  Plan.(8)
    10.111        Loan and Security  Agreement dated as of September 30, 1997 by and among  DenAmerica  Corp.,  CNL
                  Growth Corp., Midsouth Foods I, Ltd., and Midsouth Foods II, Ltd.(4)
    10.112        5-Year 5% Convertible  Redeemable  Debenture dated September 30, 1997 in the principal  amount of
                  $4,400,000.(4)
    10.113        Subordinated Promissory Note dated September 30, 1997 in the principal amount of $7,700,000.(4)

Exhibit No                                                 Description of Exhibit
----------                                                 ----------------------

    10.114        Registration  Rights Agreement dated as of September 30, 1997 between  DenAmerica  Corp., and CNL
                  Growth Corp.(4)
    10.115        Agreement dated as of September 30, 1997 by and among DenAmerica Corp.,  Beck Holdings,  Inc. and
                  Unigate Holdings, NV.(4)
    10.116        Asset Purchase Agreement dated January 27, 1998, among DenAmerica Corp., Olajuwon Holdings, Inc., and Akinola Olajuwon(9)
    10.117        First  Amendment  to Asset  Purchase  Agreement  dated March 16, 1998 between  DenAmerica  Corp.,
                  Olajuwon Holdings, Inc., and Akinola Olajuwon(9)
    10.118        Promissory Note dated March 25, 1998,  from Olajuwon  Holdings,  Inc. to DenAmerica  Corp. in the principal amount of of $1,800,000(9)
    10.119        Negative  Working Capital Note dated March 25, 1998, from Olajuwon  Holdings,  Inc. to DenAmerica
                  Corp. in the principal amount of $1,700,000(9)
    12.1          DenAmerica Corp. Ratio of Income to Fixed Charges.
    16.           Letter Re: Change in Certifying Accountant.(10)
    21.2          List of Subsidiaries of DenAmerica Corp.
    23.1          Consent of Deloitte & Touche LLP.
    25.2          Form T-1  statement of  eligibility  and  qualification  of State  Street Bank and Trust  Company relating to the Series B Notes.(1)
    27.1          Financial Data Schedule.

---------------

(1) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-4, No. 333-00216, and Amendment No. 1 thereto, as filed on January 10, 1996 and February 1, 1996, respectively.
(2) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on July 18, 1996, as amended by Form 8-K/A as filed on September 16, 1996, Form 8-K/A as filed on November 1, 1996, and Form 8-K/A as filed on November 6, 1996.
(3) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-1, File No. 33-80550, and Amendments 1-3 thereto, filed on June 22, 1994, September 16, 1994, October 13, 1994, and October 17, 1994, respectively.
(4) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1997, as filed on November 17, 1997.
(5) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1996, as filed on May 16, 1996.
(6) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on April 15, 1996, as amended by Form 8-K/A as filed on June 12, 1996.
(7) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8, No. 333-09731 as filed on August 7, 1996.
(8) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1997, as filed on March 31, 1997.
(9) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on April 9, 1998.
(10) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on May 3, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 1998.

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

             Signature                                   Title                                Date
             ---------                                   -----                                ----

  /s/ Jack M. Lloyd                       Chairman of the Board, President, and         April 14, 1998
--------------------------------------    Chief Executive Officer, (Principal
Jack M. Lloyd                             Executive Officer)

  /s/ William J. Howard                   Executive Vice President, Secretary,          April 14, 1998
--------------------------------------    and Director
William J. Howard

  /s/ William G. Cox                      Chief Operating Officer and Director          April 14, 1998
--------------------------------------
William J. Howard

  /s/ Todd S. Brown                       Vice President, Chief Financial               April 14, 1998
--------------------------------------    Officer, Treasurer, and Director
Todd S. Brown                             (Principal Financial and Accounting
                                          Officer)

  /s/ John M. Holliman, III                Director                                     April 14, 1998
--------------------------------------
John M. Holliman, III

  /s/ Fred W. Martin                      Director                                      April 14, 1998
--------------------------------------
Fred W. Martin

  /s/ C. Alan MacDonald                   Director                                      April 14, 1998
--------------------------------------
C. Alan MacDonald

                                DENAMERICA CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----

Independent Auditors' Report....................................................................................F-2

Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997.......................................F-3

Consolidated Statements of Operations for each of three years in the period ended
         December 31, 1997......................................................................................F-5

Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1997.....................................................................F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended
         December 31, 1997......................................................................................F-7

Notes to Consolidated Financial Statements......................................................................F-8

Deloitte &
  Touche LLP
------------             -------------------------------------------------------
                         Suite 1200                    Telephone: (602) 234-5100
                         2901 North Central Avenue     Facsimile: (602) 234-5186
                         Phoenix, Arizona 85012-2799


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
DenAmerica Corp.
Phoenix, Arizona

We have audited the consolidated balance sheets of DenAmerica Corp. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DenAmerica Corp. and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

March 27, 1998

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                   December 31,
ASSETS                                                                          1996         1997
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   2,609    $   1,267
  Receivables                                                                    4,102        3,192
  Inventories                                                                    3,520        3,244
  Other current assets                                                           4,151        5,564
  Assets held for sale                                                                       28,700
                                                                             ---------    ---------
          Total current assets                                                  14,382       41,967
PROPERTY AND EQUIPMENT - Net                                                    65,535       61,328
INTANGIBLE ASSETS - Net                                                         80,618       51,545
DEFERRED INCOME TAXES                                                            6,669        5,312
OTHER ASSETS                                                                    11,985       10,112
                                                                             ---------    ---------
TOTAL                                                                        $ 179,189    $ 170,264
                                                                             ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                           $  18,202    $  16,511
  Accrued compensation                                                           8,487        6,354
  Accrued taxes                                                                  4,636        4,522
  Other current liabilities                                                      8,424        8,363
  Current portion of long-term obligations                                       7,662       42,634
                                                                             ---------    ---------
          Total current liabilities                                             47,411       78,384
LONG-TERM OBLIGATIONS - Less current portion                                    94,132       78,418
OTHER LONG-TERM LIABILITIES                                                     15,518       12,214
                                                                             ---------    ---------
          Total liabilities                                                    157,061      169,016
                                                                             ---------    ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 5,000,000 shares; issued and outstanding, none
  Common stock, $.10 par value; authorized, 40,000,000 shares;
    issued and outstanding, 13,399,277 and 13,447,777 shares, respectively       1,340        1,344
  Additional paid-in capital                                                    35,706       35,799
  Accumulated deficit                                                          (14,918)     (35,895)
                                                                             ---------    ---------
          Total shareholders' equity                                            22,128        1,248
                                                                             ---------    ---------
TOTAL                                                                        $ 179,189    $ 170,264
                                                                             =========    =========

See notes to consolidated financial statements.

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except for Per Share Data)
--------------------------------------------------------------------------------

                                                        Year Ended December 31,
                                                  1995            1996            1997

RESTAURANT SALES                             $     74,683    $    241,480    $    300,579
                                             ------------    ------------    ------------
RESTAURANT OPERATING EXPENSES:
  Food and beverage cost                           20,343          65,966          82,255
  Payroll and payroll related costs                25,025          82,794         103,451
  Other operating expenses                         19,213          63,583          82,305
  Depreciation and amortization                     2,936           7,000           9,367
  Charge for impaired assets                          523                          14,100
                                             ------------    ------------    ------------
          Total operating expenses                 68,040         219,343         291,478
                                             ------------    ------------    ------------
RESTAURANT OPERATING INCOME                         6,643          22,137           9,101
ADMINISTRATIVE EXPENSES                             3,380          10,303          13,684
                                             ------------    ------------    ------------
OPERATING INCOME (LOSS)                             3,263          11,834          (4,583)
INTEREST EXPENSE - Net                              2,467           9,605          13,655
MINORITY INTEREST IN JOINT VENTURES                   291            (256)           (519)
                                             ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                  505           2,485         (17,719)
INCOME TAX PROVISION                                  305             870           3,258
                                             ------------    ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               200           1,615         (20,977)
EXTRAORDINARY LOSS - Net of tax of $331                               497
                                             ------------    ------------    ------------
NET INCOME (LOSS)                                     200           1,118         (20,977)
PREFERRED STOCK DIVIDEND AND ACCRETION               (593)           (149)
                                             ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS                               $       (393)   $        969    $    (20,977)
                                             ============    ============    ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Before extraordinary item                  $      (0.06)   $       0.14    $      (1.56)
                                             ============    ============    ============
  Applicable to common shareholders          $      (0.06)   $       0.08    $      (1.56)
                                             ============    ============    ============
BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING:
    Basic                                       6,937,500      11,698,000      13,437,000
                                             ============    ============    ============
    Diluted                                     6,937,500      11,844,000      13,437,000
                                             ============    ============    ============

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                            Additional
                                                  Common      Paid-in    Accumulated
                                                   Stock      Capital      Deficit       Total

BALANCE, 1994                                    $      7    $  3,260     $ (2,310)    $    957

  Preferred stock accretion                                      (104)                     (104)

  Preferred stock dividends                                                   (489)        (489)

  Net income                                                                   200          200
                                                 --------    --------     --------     --------

BALANCE, 1995                                           7       3,156       (2,599)         564

  Preferred stock accretion                                       (26)                      (26)

  Preferred stock dividends                                                   (123)        (123)

  Merger related activity                           1,301      30,395      (13,314)      18,382

  Value of warrants issued in connection
    with financing                                              1,109                     1,109

  Issuance of common stock in connection
    with Series A Subordinated Notes repayment         25         975                     1,000

  Stock options exercised                               7          97                       104

  Net income                                                                 1,118        1,118
                                                 --------    --------     --------     --------

BALANCE, 1996                                       1,340      35,706      (14,918)      22,128

  Stock options exercised                               4          93                        97

  Net loss                                                                 (20,977)     (20,977)
                                                 --------    --------     --------     --------

BALANCE, 1997                                    $  1,344    $ 35,799     $(35,895)    $  1,248
                                                 ========    ========     ========     ========

See notes to consolidated financial statements.

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                      Year Ended December 31,
                                                                   1995        1996        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $    200    $  1,118    $(20,977)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                2,936       7,000       9,367
      Amortization of deferred financing costs                       144         350         763
      Charge for impaired assets                                     523                  14,100
      Deferred income taxes                                          145         870       3,221
      Deferred rent                                                  196         249         645
      Other - net                                                   (417)        241      (1,368)
      Changes in operating assets and liabilities:
        Receivables                                                  (75)     (2,129)        910
        Inventories                                                 (394)       (425)       (439)
        Other current assets                                         (14)       (647)       (727)
        Accounts payable and accrued liabilities                   4,242       3,037      (6,953)
                                                                --------    --------    --------
          Net cash provided by (used in) operating activities      7,486       9,664      (1,458)
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (7,003)     (9,879)     (8,147)
  Purchase of intangibles                                         (1,733)     (1,705)     (2,302)
  Net cash paid to acquire fair value of assets                                 (231)
  Proceeds from sale of assets                                                 2,422       4,133
                                                                --------    --------    --------
          Net cash used in investing activities                   (8,736)     (9,393)     (6,316)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal reductions of long-term debt                          (1,154)    (11,655)    (25,018)
  Proceeds from borrowings                                         4,031      13,361      31,353
  Other                                                             (604)       (549)         97
                                                                --------    --------    --------
          Net cash provided by financing activities                2,273       1,157       6,432
                                                                --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 1,023       1,428      (1,342)
CASH AND CASH EQUIVALENTS, BEGINNING  OF YEAR                        158       1,181       2,609
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $  1,181    $  2,609    $  1,267
                                                                ========    ========    ========

                                                                     (Continued)

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                      1995        1996       1997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for:
      Interest                                                      $  2,397    $  8,904   $ 10,033
                                                                    --------    --------   --------
      Income taxes                                                  $    100    $     36   $     37
                                                                    --------    --------   --------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Acquisitions:
      Fair value of assets acquired                                             $ 35,140
                                                                                --------
      Working capital deficit acquired                                          $(28,750)
                                                                                --------
      Intangible assets (goodwill)                                              $ 69,799
                                                                                --------
      Liabilities assumed                                                       $ (2,785)
                                                                                --------
      Notes issued                                                              $(64,222)
                                                                                --------
      Common stock issued
    Capital expenditures financed through increase in obligations
      under capital leases                                          $ 12,700    $  2,927   $  2,409
                                                                    --------    --------   --------
    Issuance of common stock in connection with Series A
      subordinated notes repayment                                              $  1,000
                                                                                --------
    Purchase of BEP and Franchisees financed through
      sale/leaseback transactions                                               $ 50,000   $  5,440
                                                                                --------   --------

See notes to consolidated financial statements.                      (Concluded)

DENAMERICA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
(In Thousands Except for Share and Per Share Data)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - On March 29, 1996, Denwest Restaurant Corp. ("DRC") merged with and into American Family Restaurants ("AFR") with AFR being the surviving corporation (the "Merger"). Upon consummation of the Merger, AFR changed its name to DenAmerica Corp. (the "Company). The Company is a multi-concept restaurant company, which operates restaurants in 31 states. At December 31, 1997, the Company operated 176 Denny's restaurants, 104 Black-eyed Pea restaurants and three other restaurants.
      The Company owns its Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements whereby it is obligated to remit advertising and royalty fees to the franchisor.

      The consolidated financial statements include the accounts of DenAmerica Corp., and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in these consolidated financial statements.

      Significant Accounting Policies - A summary of significant accounting policies is as follows:

      a. Fiscal years - The Company's fiscal year is the 52 or 53 week period ending the Wednesday closest to December 31. For clarity of presentation, the Company's 1995, 1996 and 1997 fiscal years, which represent the 52 week period ended December 25, 1995, the 53 week period ended January 1, 1997 and the 52 week period ended December 31, 1997, have been described in the financial statements as the years ended December 31, 1995, 1996 and 1997.

      b. Cash equivalents consist of highly liquid investments, principally certificates of deposit, purchased with initial maturities of three months or less.

      c. Inventories consist of food and beverages in restaurants and are carried at the lower of cost or market. Cost is determined under a method which approximates the last-in, first-out ("LIFO") method.

      d. Assets held for sale are stated at the lower of cost or estimated net realizable value and include certain property and equipment, franchise costs and goodwill associated with certain restaurants which were sold in March 1998 (Note 14).

      e. Property, equipment and leased properties are recorded at cost. Depreciation is computed under the straight-line depreciation method over the estimated useful lives of the assets which range from 4-20 years. Leased properties consist of capitalized buildings and equipment and leasehold improvements. Amortization is recorded principally on the straight-line method over the lesser of the estimated useful lives or the lives of the leases.

      f. Franchise rights - The franchise agreements with Denny's Inc. require the Company to pay a franchise fee for each unit opened. The fees are capitalized and amortization is recorded on the straight-line method over the lives of the franchise agreements. The franchise agreements provide for a term of 20 years. Upon expiration of the franchise agreements, the franchisor may grant the Company the right to extend the term of the franchise agreement. Also, at termination the franchisor has the right, at its option, to purchase the restaurant equipment at the lesser of the Company's cost (as defined) or fair value.

      g. Franchise revenue - The Company franchises the right to operate 29 and 3 Black-eyed Pea restaurants at the end of 1996 and 1997, respectively, to third parties. Royalties are based on a percentage of franchise restaurant sales and are recognized in the period in which services are provided and the related franchisee sales occur. Royalty revenues, which are included in restaurant revenues, were approximately $621 and $1,142 during fiscal years 1996 and 1997, respectively.

      h. Preopening costs, goodwill and intangible assets - Preopening costs are direct costs incurred in connection with the opening of new restaurants are deferred and amortized on a straight-line basis over a one-year period following the opening of the restaurant. Deferred costs and intangible assets are recorded at cost. Goodwill represents the excess of the cost of restaurants acquired over the fair value of the net assets at the date of acquisition. Goodwill is amortized using the straight-line method ranging from 12 to 40 years. The Company evaluates the possible impairment of goodwill and intangible assets based on estimates of future undiscounted cash flows allocated on an individual restaurant basis. As a result of the planned disposition of assets (Note 14), the Company recorded an impairment loss of $14,100.

      i. Deferred financing costs are amortized using the effective interest method over the terms of the related loans and included in other assets. Deferred financing costs, net of amortization, totaled $3,801 and $4,456 at December 31, 1996 and 1997, respectively.

      j. Deferred rent represents the accrual resulting from recording rental expense on a straight-line basis. As of December 31, 1996 and 1997, deferred rent totaled $2,195 and $2,511, respectively.

      k. Earnings per share - The Company presents earnings per share in accordance with Statement of Financial Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 prescribes a presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding, and a diluted earnings per share, which gives effect to all dilutive potential common shares outstanding during the reporting periods. Earnings per share for 1995 and 1996 has been restated in accordance with SFAS No. 128.

            Earnings per share for the year ended December 31, 1996, has been computed based upon the weighted average of the shares of the Company's common stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger, and the total outstanding shares of the Company's common stock. Earnings per share for the year ended December 31, 1995, was computed based upon the shares of DenAmerica Corp. common stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger.

      l. Stock based compensation - The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Pro forma information reflecting the fair value method is presented in Note 11.

      m.    Reclassifications - Certain  reclassifications have been made to the
            1995  and  1996   financial   statements  to  conform  to  the  1997
            presentation.

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

      o. Fair value - The fair value of notes receivable approximates carrying value due to the short-term nature of the notes. The fair value of debt obligations is determined based on current borrowings and repayment transactions. The fair value of the warrants were determined using the Black-Scholes option pricing model.

      p. New accounting standards - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), and No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and requires that comprehensive income and its components be prominently displayed in the financial statements. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. The Company will implement the interim and annual disclosures required under these standards during 1998.

2.    ACQUISITIONS AND DIVESTITURES

      During 1996, the company primarily expanded the number of restaurants it operates through certain mergers and acquisitions as discussed below:

            The total purchase price of the Merger in 1996 was $31,400. This amount was allocated to the assets of AFR acquired and liabilities of AFR assumed, based upon their estimated fair value as of March 27, 1996. Assets acquired and liabilities assumed were deemed to have fair values substantially equal to their historic book values, except for property and equipment, certain intangible assets, and certain liabilities related to the costs associated with closing certain restaurants. Restaurant closing costs of $6,000 were recorded in connection with the Merger.

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

            The BEP Acquisition has been accounted for using the purchase method of accounting with the total purchase price of $65,000. Assets acquired and liabilities assumed were deemed to have fair values substantially equal to their historic book values, except for property and equipment, intangible assets, deferred and current tax accounts and certain liabilities associated with closing certain restaurants. Restaurant closing costs of $1,500 were recorded in connection with the acquisition.

            Additionally, during 1996, the Company sold the assets related to 23 restaurants operated under the "Ike's" and "Jerry's" trade names to Mid-American Restaurants, Inc. ("Mid-American"). As payment for the restaurants, Mid-American issued to the Company a promissory note in the principal amount of $4,600 (the "Mid-American Note"). The Mid-American Note is secured by the assets sold, requires monthly payments of $65 to $85, and bears interest at the rate of 10% per annum through June 30, 2001, 11% per annum through June 30, 2002, and 12% per annum through June 30, 2003. All unpaid principal and interest on the Mid-American Note will be due and payable on June 30, 2003.

      The following represents the summary pro forma results of operations as if the Merger and the BEP Acquisition had occurred at the beginning of fiscal 1995. The historical accounts of BEP include (i) store closing costs of $10,200 during the period ended December 31, 1995, and (ii) losses on the disposition of assets of $717 and $229 for the periods ended December 31, 1995 and December 31, 1996, respectively. These amounts are included in the pro forma results of operations shown below. The pro forma results are not necessarily indicative of the results that will occur in the future.

                                                      1995         1996
                                                   (52 weeks)   (53 weeks)

      Restaurant revenues                          $ 327,035    $ 336,589
      Income (loss) before extraordinary item         (1,634)      (3,952)
      Net income (loss)                               (1,634)      (4,449)
      Earnings (loss) per share                        (0.13)       (0.38)


      During 1997, the Company (i) converted 10 non-branded restaurants to the Denny's concept; (ii) sold 11 non-branded restaurants; (iii) sold or closed 17 Denny's restaurants; (iv) developed four new Black-eyed Pea and one new Denny's restaurants; (v) purchased the leasehold interests in nine Black-eyed Pea restaurants from franchisees; and (vi) closed two Black-eyed Pea restaurants and sold the related leasehold interests. These transactions follow the Company's strategy of focusing on the Black-eyed Pea concept as well as those Denny's restaurants that achieve certain operational and geographic efficiencies. See Note 14 for information regarding the disposition of additional restaurants subsequent to December 31, 1997.

      In connection with the restaurant sales, the Company recognized a gain of approximately $850, which is included as a reduction of other restaurant operating expenses.

      In connection with the BEP franchisee transaction, the Company and one of the franchisees settled certain threatened litigation. Under this settlement, the Company will forego future royalty payments from 13 franchised restaurants located in Colorado operated by the franchisee. The effect of the loss of royalty income will be partially offset by operating income from the restaurants acquired. In conjunction with the closing of the BEP franchisee transaction, CNL acquired certain assets directly from the BEP franchisees and entered into capital leases with the Company. The value of the leases exceeded the purchase price, resulting in the Company receiving approximately $2,700 in cash that has been recorded as a deferred gain to be amortized over the life of the leases.

      In October 1997, the Company entered into a series of transactions with CNL Group, Inc. ("CNL"). The Company utilized the proceeds from these transactions, which totaled approximately $25,000, to repay senior debt obligations of the Company. In connection with these transactions, the Company purchased CNL's 50% interest in three joint ventures, which operated a total of 16 Denny's restaurants, and the land and buildings for nine of the restaurants that were previously leased from CNL. The Company subsequently entered into 15-year sale-leaseback arrangements with CNL for the nine Denny's restaurants described above and received $8,000. In addition, the Company sold eight buildings located on ground leases to CNL for proceeds of $4,600 and entered into capital leases for these locations. The Company also entered into equipment notes payable with CNL totaling approximately $12.5 million. No gain or loss was recognized on these transactions.

3.    PROPERTY AND EQUIPMENT

      Property and equipment including assets under capitalized leases as of the fiscal years ended consist of the following:

                                                           1996      1997

      Buildings                                          $21,440   $32,093
      Restaurant equipment                                27,690    29,069
      Leasehold improvements                              19,468    12,360
      Other                                                7,951     2,451
                                                         -------   -------

      Total                                               76,549    75,973
      Less accumulated depreciation and amortization      11,014    14,645
                                                         -------   -------

      Equipment and leasehold improvement - net          $65,535   $61,328
                                                         =======   =======


      Assets recorded under capital leases as of the fiscal years ended consist of the following:

                                                       1996          1997

      Buildings                                      $19,457       $30,110
      Other                                            7,059        11,368
                                                     -------       -------
      Total                                           26,516        41,478
      Less accumulated amortization                    4,021         6,106
                                                     -------       -------
      Total                                          $22,495       $35,372
                                                     =======       =======


      Depreciation and amortization expense was $1,977, $4,594 and $5,324 for the fiscal years ended 1995, 1996 and 1997, respectively.

      In connection with the disposition of restaurants subsequent to December 31, 1997 described in Note 14, the Company reclassified $11,616 of property and equipment to assets held for sale.

4.    INTANGIBLE ASSETS

      Intangible assets as of the fiscal years ended consist of the following:

                                                       1996          1997

      Goodwill                                       $78,799       $52,653
      Franchise rights                                 2,238         1,960
      Pre-opening costs                                2,382         3,697
      Favorable lease arrangements                     1,059         1,130
                                                     -------       -------
      Total                                           84,478        59,440
      Less accumulated amortization                    3,860         7,895
                                                     -------       -------
      Intangible assets - net                        $80,618       $51,545
                                                     =======       =======


      Amortization expense was $959, $2,406 and $4,043 for the fiscal years ended 1995, 1996 and 1997, respectively.

      In connection with the disposition of restaurants subsequent to December 31, 1997 described in Note 14, the Company reclassified $29,000 of goodwill to assets held for sale.

5.    OTHER CURRENT LIABILITIES

      Other current liabilities as of the fiscal years ended consist of the following:

                                                          1996       1997

      Accrued insurance                                  $1,500     $2,022
      Estimated closed restaurant obligations             1,000      1,000
      Rent                                                1,848        452
      Due to franchisor                                   1,068        315
      Interest                                              615      2,544
      Other                                               2,393      2,030
                                                         ------     ------
      Total accrued liabilities                          $8,424     $8,363
                                                         ======     ======


      In 1996 and 1997, other long-term liabilities includes long-term reserves of $5,690 and $3,491, respectively, for estimated obligations for closed restaurants and $5,100 and $1,473, respectively, for estimated obligations for insurance.

6.    RESERVES FOR STORE CLOSINGS

      The following is a summary of store closing reserves including additions recorded in connection with mergers and acquisitions:

                                             1995        1996        1997

      Beginning Balance                     $  584      $  871      $6,971
      Additions (Note 2)                       523       7,150
      Less charges                             236       1,050       2,480
                                            ------      ------      ------
      Ending Balance                        $  871      $6,971      $4,491
                                            ======      ======      ======

7.    DEBT OBLIGATIONS

      Debt obligations as of the fiscal years ended consist of the following:

                                                             1996      1997

      LONG-TERM OBLIGATIONS:
        Obligations under credit facility                  $39,190
        CNL obligations                                               22,673
        Series B subordinated notes (face value $18,250)    15,204    15,690
        BEP purchase note                                   14,901
        Other notes payable                                    608       659
        Capital lease obligations (Note 8)                  24,229    39,396
                                                           -------   -------
        Total long-term obligations                        $94,132   $78,418
                                                           =======   =======

      CURRENT PORTION OF LONG-TERM OBLIGATIONS:
        Obligations under credit facility                  $ 5,500   $22,777
        CNL obligations                                                1,885
        BEP purchase note                                             15,285
        Other notes payable                                    283       206
        Capital lease obligations (Note 8)                   1,879     2,481
                                                           -------   -------
        Total current obligations                          $ 7,662   $42,634
                                                           =======   =======


      A summary of the Company's debt obligations is as follows:

      (a)   Credit Facility

            In conjunction with the Merger and the BEP acquisition (Note 2), the Company entered into a credit facility with Banque Paribas, as agent, and the Company's other senior lenders (the "Credit Facility"). The Credit Facility currently consists of a term loan and a $15,000 revolving credit loan. These loans bear interest at 150 basis points over prime, which was 8.5% at December 31, 1997. As of December 31, 1997, the Company had outstanding borrowings of $10,050 under the term loan and $12,727 under the revolving credit loan. In connection with the sale of certain restaurants in March 1998 (Note 14), the Company repaid $8,550 of the term loan. The remaining balance of the term loan is due as of June 30, 1998 and the revolving credit loan matures in December 2001. At December 31, 1997, the fair value of the Credit Facility approximates carrying value as the balance due is current. In connection with the Credit Facility, the Company issued to the lender six-year warrants to acquire an aggregate of 738,028 shares of the Company's common stock. The exercise prices for the shares range from $4.30 to $6.45 per share. At the date of issuance, the warrants were valued at $1,109. At December 31, 1997, the fair value of the warrants is $889.

            The Company was not in compliance with certain of its debt covenants under the Credit Facility at December 31, 1997, for which the Company has received waivers through March 25, 1998. Based upon information currently available, the Company does not believe that it will be in compliance with its debt covenants beyond the date of its waiver. Therefore, the Company has classified its obligations under the Credit Facility as current in the consolidated financial statements as of December 31, 1997. The Company intends to pursue various alternatives to either restructure its current Credit Facility or seek additional lenders.

      (b)   CNL Obligations

            As described in Note 2, in October 1997, the Company entered into a series of transactions with CNL. As a result, the Company entered into certain promissory notes totaling $13,250. The notes bear interest at 10% payable monthly, mature in November 2004, and are collateralized with certain equipment assets located in 44 Denny's restaurants. At December 31, 1997, the fair value of the promissory notes approximate carrying value as the interest rate approximates borrowing rates currently available to the Company.

            In addition, in October 1997 the Company purchased CNL's interest in three joint ventures, which operated a total of 16 Denny's restaurants, for consideration of (i) a $7,700 subordinated promissory note, bearing interest at 9%, payable quarterly and maturing in September 2007; and (ii) a $4,400 face value Convertible Redeemable Debenture bearing interest at 5%, recorded net of a $658 discount at December 31, 1997, with interest only payable quarterly and maturing in September 2002. At December 31, 1997, the fair value of the subordinated promissory note approximates carrying value as the rate approximates borrowing rates currently available to the Company. The fair value of the convertible redeemable debenture is $4,400.

      (c)   Series B Subordinated Notes

            The Series B subordinated notes ("Series B Notes") bear interest at 13% and mature in March 2003. In connection with the issuance of the Series B Notes, the Company issued warrants to purchase an aggregate of 666,000 shares of the Company's common stock at an exercise price of $0.01 per share. Certain holders of the Series B Notes have deferred the interest due as of September 30, 1997 and March 31, 1998 and the Company has received waivers from those holders for noncompliance of certain of the debt covenants under the Series B Notes. The fair value of the Series B Notes at December 31, 1997, is $18,250.

      (d)   BEP Purchase Note

            The BEP purchase note ("BEP Note") is an unsecured obligation of the Company in the principal amount of $15,285. The BEP Note bears interest at 12% and matures March 31, 2002. As part of a litigation settlement agreement with the holder of the BEP Note in September 1997, the Company has the option to repurchase the promissory note for $13,000 on or before March 27, 1998. In addition, if repaid by March 27, 1998, common stock purchase warrants to acquire approximately 1,000,000 shares of Common Stock at an exercise price of $1.90 per share will be canceled. Because of the Company's intention to repay the BEP Note to obtain the discount, the BEP Note was classified as current at December 31, 1997. The BEP Note was repaid and the warrants canceled as of March 27, 1998 (Note 14). The fair value of the BEP Note at December 31, 1997, is $13,000.

      The aggregate annual maturities of long-term debt, excluding capital lease obligations, for the years subsequent to December 31, 1997, are as follows:

      1998                                                   $40,153
      1999                                                     2,091
      2000                                                     2,300
      2001                                                     2,534
      2002                                                     2,791
      Thereafter                                              29,306
                                                             -------
      Total                                                  $79,175
                                                             =======


8.    LEASES

      The Company's operations utilize leased property, facilities and equipment. At December 31, 1997, substantially all of the Company's restaurants are operated under lease arrangements which provide for a fixed base rent and, in some instances, contingent rentals based on a percentage of gross revenues. Initial terms of the leases generally are not less than 20 years, exclusive of options to renew. The leases have expiration dates through June 2015 and contain various renewal and purchase options. Future minimum lease payments do not include amounts payable by the Company for maintenance costs, real estate taxes or contingent rentals payable based on a percentage of sales in excess of stipulated amounts of the leases. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments, including certain leases relating to restaurants sold as of December 31, 1997, and restaurants sold as described in Note 14 are as follows:

                                                                                   Operating Leases
                                                                                ----------------------
                                                                                  Minimum    Minimum
                                                                        Capital    Lease     Sublease
                                                                        Leases    Payments   Payments

      1998                                                             $  6,853   $ 25,555   $ (5,731)
      1999                                                                6,405     24,729     (5,406)
      2000                                                                5,687     24,063     (5,356)
      2001                                                                5,467     23,817     (5,368)
      2002                                                                5,481     23,301     (5,227)
      Subsequent years                                                   54,748    208,562    (21,090)
                                                                       --------   --------   --------
      Total                                                              84,641   $330,027   $(48,178)
      Less imputed interest - interest rates ranging from 10% to 17%     42,764   ========   ========
                                                                       --------
      Present value of minimum capital lease obligation                  41,877
      Less current portion of capital lease obligation                    2,481
                                                                       --------
      Long-term portion of capital lease obligation                    $ 39,396
                                                                       ========


      Obligations under operating leases related to restaurants sold which are being paid directly by the purchaser but for which the Company continues to be contingently liable are included in minimum sublease payments. Sold units are discussed in Notes 2 and 14.

      The following is a summary of rental expense, excluding sublease amounts, under all operating leases for the fiscal years ended:

                                           1995         1996         1997

      Minimum rentals                    $ 5,150      $17,852      $19,060
      Contingent rentals                     282          823          510
                                         -------      -------      -------
      Total rent expense                 $ 5,432      $18,675      $19,570
                                         =======      =======      =======


9.    INCOME TAXES

      Income taxes (benefit) provisions as of the fiscal years ended consist of the following:

                                               1995       1996       1997
      Current:
        Federal                               $  160                $   37
      Deferred:
        Federal                                  123     $  680      2,727
        State                                     22        190        494
                                              ------     ------     ------
      Total deferred                             145        870      3,221
                                              ------     ------     ------

      Total income tax provision              $  305     $  870     $3,258
                                              ======     ======     ======


      A reconciliation of the (benefit) provisions for income taxes and the amounts that would be computed using Federal statutory tax rates for the fiscal years ended are as follows:

                                                               1995           1996           1997

      Computed expected tax expense (benefit)                $    177       $    869       $ (6,205)
      State income taxes - net of federal benefit                  25            124           (886)
      Nondeductible expenses/(primarily goodwill)                                267          11,191
      FICA tip credits and other                                  103           (390)          (842)
                                                             --------       --------       --------
      Total                                                  $    305       $    870       $  3,258
                                                             ========       ========       ========


      Deferred income tax assets for the fiscal years ended are as follows:

                                                                1996      1997
      Current deferred income tax assets:
        Accrued self insurance and contingent losses          $ 2,701   $   827
        Other accrued expenses                                    254       264
                                                              -------   -------
      Total current deferred income tax assets included in
        other current assets                                  $ 2,955   $ 1,091
                                                              =======   =======
      Non-current deferred income tax assets (liabilities):
        Store closing                                         $ 2,721   $ 1,991
        Intangibles                                            (3,549)   (4,214)
        Net operating loss carryforward                         6,126     9,716
        Valuation allowance                                    (2,789)   (2,789)
        Alternative minimum tax credit carryforward             1,370     2,073
        Depreciation, capitalized leases and deferred gain      1,909     1,584
        Impairment of assets (Note 14)                                   (4,588)
        Other                                                     881     1,539
                                                              -------   -------
      Net non-current deferred income tax assets              $ 6,669   $ 5,312
                                                              =======   =======

      As of December 31, 1997, the Company has approximately $24,502 of net operating loss carryforwards that expire beginning in 2004 and alternative minimum tax credit carryforwards of approximately $2,073. The Company maintains a valuation allowance of $2,789 relating to certain net operating loss carryforwards acquired in connection with the Merger.

10.   COMMITMENTS AND CONTINGENCIES

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

11.   STOCK OPTIONS

      The Company has three stock option plans, the 1992, 1995 and 1996 plans under which 1,000,000, 300,000, and 500,000, respectively, shares of the Company's common stock have been reserved for issuance. Options granted under these plans expire up to ten years after the date of grant.

      A summary of changes in stock options is as follows:


                                                                    Weighted
                                                                    Average
                                                         Option      Option
                                                         Shares      Price

      AFR Outstanding at March 29, 1996                  506,500      $4.07
        Granted                                          774,800       4.15
        Exercised                                        (70,000)      2.00
                                                      ----------      -----
      Outstanding at December 31, 1996                 1,211,300      $4.13
        Granted                                          100,000       3.44
        Exercised                                        (48,500)      2.00
                                                      ----------      -----
      Outstanding at December 31, 1997                 1,262,800      $4.21
                                                      ==========      =====


      The following table summarizes information about stock options outstanding at December 31, 1997:


      Range of exercise prices                                          $2.00 - $4.00   $4.75 - $6.00
      Shares outstanding in range                                             865,300         397,500
      Weighted-average exercise price                                   $        3.73   $        5.26
      Weighted-average remaining contractual life                                7.68            7.48
      Shares currently exercisable                                            480,420         229,500
      Weighted-average exercise price of shares currently exercisable   $        3.58   $        5.49

      Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Statement of Financial Accounting Standards No. 123, the Company's net income (loss) applicable to common shareholders and net income (loss) applicable to common shareholders per share for the years ended December 31, 1996 and 1997 would have been adjusted to the pro forma amounts indicated below:


                                                                            1996       1997

      Net income (loss) applicable to common shareholders - as reported   $   969   $  (20,977)
                                                                          =======   ==========
      Net income (loss) applicable to common shareholders - pro forma     $   707   $  (21,239)
                                                                          =======   ==========
      Basic and diluted income (loss) per share - as reported             $  0.08   $    (1.56)
                                                                          =======   ==========
      Basic and diluted income (loss) per share - pro forma               $  0.06   $    (1.56)
                                                                          =======   ==========


      For 1996, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: no dividend yield; expected volatility of 50%; risk free interest rates ranging from 6% to 7%; and expected lives of five years.

12.   EARNINGS PER SHARE

      Earnings per share is calculated as follows:

                                                              1995        1996        1997

      Income (loss) before extraordinary item               $    200    $  1,615    $(20,977)
      Less:  Extraordinary loss                                             (497)
      Preferred stock dividend and accretion                    (593)       (149)
                                                            --------    --------    --------
      Net (loss) income applicable to common shareholders       (393)        969     (20,977)
      Shares basic income per share                            6,938      11,698      13,437
      Dilutive effect of common stock equivalents                            146
                                                            --------    --------    --------
      Shares diluted income per share                       $  6,938    $ 11,844    $ 13,437
                                                            ========    ========    ========
      Basic and diluted (loss) income per share:
        Before extraordinary item                           $  (0.06)   $   0.14    $  (1.56)
                                                            ========    ========    ========
        Applicable to common shareholders                   $  (0.06)   $   0.08    $  (1.56)
                                                            ========    ========    ========

13.   RELATED PARTY TRANSACTIONS

      During fiscal years ended December 31, 1995, 1996 and 1997, the Company entered into a number of transactions with officers and/or shareholders of the Company or affiliated companies. The following summarizes those transactions for the fiscal years then ended:


                                                     1995     1996     1997

      Advances due from officers and shareholders   $   35   $  435   $  378
                                                    ======   ======   ======
      Note receivable from shareholders             $2,600   $2,600   $2,600
                                                    ======   ======   ======
      LH Leasing (described below)                           $1,902   $3,804
                                                             ======   ======
      Lease expense paid to shareholders            $   40   $  100   $   35
                                                    ======   ======   ======


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

      The note receivable from shareholder, which is included in other current assets at December 31, 1997, bears interest at 6% and is due in November 1998. Related parties of the Company are the holders of $18,250 of the Series B Notes (discussed in Note 7).

14.   SUBSEQUENT EVENTS

      In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for gross proceeds $28,700. Net cash proceeds of $25,200 were used to (i) repay the BEP Note at a $2,400 discount from its outstanding principal amount of approximately $15,285; (ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of Common Stock at an exercise price of $1.90 per share, which were issued in connection with the BEP Note; (iii) permanently reduce the Company's outstanding borrowings under the term loan of the Credit Facility to $1,500; and (iv) repay certain equipment operating leases associated with the restaurants sold in this transaction. The Company has included a charge for impaired assets associated with the restaurants sold of approximately $14,100, representing the write-off of intangibles.

      In a separate transaction completed in March 1998, the Company also sold five Denny's restaurants located in Wyoming to an unrelated party for cash of $700,000 plus a note in the principal amount of $400,000. The Company utilized the proceeds from this transaction to permanently reduce its outstanding borrowings under the term loan portion of its Credit Facility.

15.   QUARTERLY DATA (UNAUDITED)

      The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 1997. The Company believes that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

                                                                       1996
                                                  ----------------------------------------------
                                                   1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                  (13 weeks)  (14 weeks)  (13 weeks)  (13 weeks)
                                                  ----------  ----------  ----------  ----------

      Restaurant sales                             $ 20,161    $ 59,012    $ 84,599    $ 77,708
      Operating (loss) income                          (178)      3,873       5,897       2,242
      (Loss) income before
        extraordinary item                             (677)        697       1,782        (187)
      Net (loss) income                              (1,174)        697       1,782        (187)
      Net (loss) income applicable to
        common shareholders                          (1,323)        697       1,782        (187)
      Basic and diluted (loss) income per share:
        Before extraordinary item                  $  (0.10)   $   0.05    $   0.13    $  (0.01)
        Applicable to common shareholders          $  (0.19)   $   0.05    $   0.13    $  (0.01)

                                                                       1997
                                                  ----------------------------------------------
                                                   1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                  (13 weeks)  (13 weeks)  (13 weeks)  (13 weeks)
                                                  ----------  ----------  ----------  ----------

      Restaurant sales                             $ 76,114    $ 76,185    $ 75,494    $ 72,786
      Operating income (loss)                         2,113       2,527       4,083     (13,306)
      Net (loss) income applicable to common
        shareholders                                   (589)       (350)        531     (20,569)
      Basic and diluted (loss) income per share
        applicable to common shareholders          $  (0.04)   $  (0.03)   $   0.04    $  (1.53)

                                   * * * * * *
                                      F-21