Form 10-Q
period 1998-04-01
DENAMERICA CORP
filed 1998-05-15
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1998

                         Commission File Number 1-13226


                                DENAMERICA CORP.
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            GEORGIA                                              58-1861457
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

        7373 N. SCOTTSDALE ROAD
   SUITE D-120, SCOTTSDALE AZ 85253                                 85253
----------------------------------------                          ----------
(address of principal executive offices)                          (zip code)

                                 (602) 483-7055
                                 --------------
              (registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows:
13,447,777 shares of Common Stock, $.10 par value, as of May 15, 1998.
----------------------------------------------------------------------

                                DENAMERICA CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 1, 1998

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  January 1, 1997 and April 1, 1998 ........................  3

              Condensed Consolidated  Statements of Operations -
                  13-Week Periods ended April 1, 1998 and
                  April 2, 1997 ............................................  4

              Condensed Consolidated Statements of  Cash Flows -
                  13-Week Periods ended April 1, 1998 and April 2, 1997 ....  5

              Notes to Condensed Consolidated Financial Statements .........  6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..........................  7

PART II  OTHER INFORMATION ................................................. 11

              SIGNATURES ................................................... 12

                        DENAMERICA CORP. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars In thousands)

                                                                    December 31,   April 1,
                                  ASSETS                                1997         1998
CURRENT ASSETS:
       Cash and cash equivalents                                     $   1,267    $   1,599
       Receivables                                                       3,192        2,087
       Inventories                                                       3,244        3,064
       Other current assets                                              5,564        5,968
       Assets held for sale                                             28,700          --
                                                                     ---------    ---------
          Total current assets                                          41,967       12,718
PROPERTY AND EQUIPMENT, net                                             61,328       59,719
INTANGIBLE ASSETS, net                                                  51,545       51,018
DEFERRED INCOME TAXES                                                    5,312        5,312
OTHER ASSETS                                                            10,112        9,925
                                                                     ---------    ---------

TOTAL                                                                $ 170,264    $ 138,692
                                                                     =========    =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $  16,511    $  16,084
     Accrued compensation                                                6,354        6,619
     Accrued taxes                                                       4,522        4,870
     Other current liabilities                                           8,363        7,607
     Current portion of long term debt                                  42,634       17,994
                                                                     ---------    ---------
          Total current liabilities                                     78,384       53,174
LONG-TERM DEBT, LESS CURRENT PORTION                                    78,418       72,242
OTHER LONG TERM LIABILITIES                                             12,214       10,688
                                                                     ---------    ---------

          Total liabilities                                            169,016      136,104
                                                                     ---------    ---------

SHAREHOLDERS' EQUITY
       Common stock $.10 par value; authorized, 40,000,000 shares;
           13,447,777 shares issued and outstanding                      1,344        1,344
       Additional paid-in capital                                       35,799       35,799
       Accumulated deficit                                             (35,895)     (34,555)
                                                                     ---------    ---------

          TOTAL SHAREHOLDERS' EQUITY                                     1,248        2,588
                                                                     ---------    ---------

TOTAL                                                                $ 170,264    $ 138,692
                                                                     =========    =========

     See accompanying notes to condensed consolidated financial statements .

                        DENAMERICA CORP. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                      (In thousands, except per share data)

                                                         13 Week Periods Ended
                                                        -----------------------
                                                        April 2,       April 1,
                                                          1997           1998

RESTAURANT SALES                                        $ 76,114       $ 72,880
                                                        --------       --------

RESTAURANT OPERATING EXPENSES:
     Food and beverage cost                               20,613         19,970
     Payroll and payroll related costs                    26,101         25,102
     Depreciation and amortization                         2,266          1,786
     Other operating expenses                             21,168         19,588
                                                        --------       --------
          Total operating expenses                        70,148         66,446
                                                        --------       --------

RESTAURANT OPERATING INCOME                                5,966          6,434

ADMINISTRATIVE EXPENSES                                    3,744          3,056
                                                        --------       --------

OPERATING INCOME                                           2,222          3,378

INTEREST EXPENSE, net                                      3,203          3,426
                                                        --------       --------

LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                                 (981)           (48)

INCOME TAX BENEFIT                                          (392)           (17)
                                                        --------       --------

LOSS BEFORE EXTRAORDINARY ITEM                              (589)           (31)
EXTRAORDINARY ITEM - GAIN ON EARLY
     EXTINGUISHMENT OF DEBT - net of
     income taxes of $914                                    --           1,371
                                                        --------       --------
NET INCOME (LOSS)                                       ($   589)      $  1,340
                                                        ========       ========

Basic and diluted income (loss) per share
     Before extraordinary item                          ($   .04)      ($   .00)
                                                        ========       ========
     Net income (loss)                                  ($   .04)      $    .10
                                                        ========       ========

Basic and diluted weighted average shares
     outstanding
         Basic                                            13,424         13,447
         Diluted                                          13,424         13,447

                        DENAMERICA CORP. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                          13 Week Periods Ended
                                                           April 2,    April 1,
                                                             1997        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $   (589)   $  1,340
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                            2,266       1,786
     Amortization of deferred financing costs                   125         247
     Extraordinary item                                        --        (1,371)
     Deferred income taxes                                     (392)        (17)
     Deferred rent                                               76          77
     Other                                                       20        (523)

Changes in operating assets and liabilities net of
     dispositions:
     Receivables                                                 35         662
     Inventories                                               (206)        121
     Other current assets                                        87         406
     Accounts payable and accrued liabilities                (6,012)     (1,977)
                                                           --------    --------
     Net cash provided by (used in)
       operating activities                                  (4,590)        751
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                      (1,478)       (744)
     Purchase of intangibles                                 (1,185)         (8)
     Proceeds from the sale of assets                         4,850      25,900
                                                           --------    --------
     Net cash provided by investing
       activities                                             2,187      25,148
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings, net                                          2,858        (900)
     Principal reductions on long-term obligations           (1,823)    (24,667)
     Other                                                       49        --
                                                           --------    --------
     Net cash provided by (used in) financing
        activities                                            1,084     (25,567)
                                                           --------    --------
NET CHANGE IN CASH AND CASH
     EQUIVALENTS                                             (1,319)        332
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                      2,609       1,267
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                                                $  1,290    $  1,599
                                                           ========    ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
           Interest                                        $  3,154    $  2,268
                                                           ========    ========
           Income taxes                                    $   --      $      7
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DenAmerica Corp. and Subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, these operating results are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.

The Company currently operates 207 family-oriented, full-service restaurants in 18 states, primarily in the southwestern, midwestern, western, and southeastern United States. The Company owns and operates 104 Black-eyed Pea restaurants, primarily in Texas, Georgia, Arizona, Oklahoma, Florida, and the Washington, D.C. area, and franchises to third parties the rights to operate three Black-eyed Pea restaurants in two states. The Company also owns and operates 102 Denny's restaurants, which represents approximately 6.4% of the Denny's system and makes the Company the largest Denny's franchisee in terms of revenue and the number of restaurants operated.

(2)  Other Matters

In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for gross proceeds $28,700. Net cash proceeds of $25,200 were used to (i) repay the promissory note (the "BEP Note") payable to the seller of Black-eyed Pea U.S.A., Inc. ("BEP") at a $2,400 discount from its outstanding principal amount of approximately $15,285; (ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of Common Stock at an exercise price of $1.90 per share, which were issued in connection with the BEP Note; (iii) permanently reduce the Company's outstanding borrowings under the term loan of the Credit Facility to $1,500; and (iv) repay certain equipment operating leases associated with the restaurants sold in this transaction. The Company has included the $2,400 discount on the BEP note as an extraordinary item in the accompanying financial statements.

In a separate transaction completed in March 1998, the Company also sold five Denny's restaurants located in Wyoming to an unrelated party for cash of $700,000 plus a note in the principal amount of $400,000. The Company utilized the proceeds from this transaction to permanently reduce its outstanding borrowings under the term loan portion of its Credit Facility. The Company has recorded a gain of approximately $575,000 on this transaction, which is included as an offset to other operating expenses.

(3)   Subsequent Event

On May 1, 1998, the Company entered into a letter of intent to merge with Tech Electro Industries, Inc. ("Tech Electro"). Under the terms of the letter of intent, the Company's shareholders will receive $4.00 in cash and $.90 in newly issued preferred stock in Tech Electro for each share of the Company's Common Stock that they own. The proposed merger is subject to various contingencies including financing, negotiation and execution of definitive agreements, shareholder approval, regulatory approvals, and other matters.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

The Company currently operates 104 Black-eyed Pea restaurants in 14 states and franchises three Black-eyed Pea restaurants in two states. The Company operates 66 Black-eyed Pea restaurants in Texas and Oklahoma, which the Company considers to be its core market for Black-eyed Pea restaurants. Through April 1, 1998, comparable same-store sales decreased 3.0% for all of the Company's Black-eyed Pea restaurants, while comparable same-store sales decreased 1.7% for Black-eyed Pea restaurants in the core market. The guest check average at the Company's Black-eyed Pea restaurants for the first quarter of 1998 was $7.90, and alcohol and carry-out sales account for approximately 2.1% and 11.0% of sales, respectively.

As of April 1, 1998, the Company operated 102 Denny's restaurants in 18 states. Comparable store sales increased 1.0% as a result of an increase in the average guest check to approximately $5.30 in March 1998.

                       COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total restaurant sales.

                                           April 2,    April 1,
                                            1997        1998
                                         ----------  ----------
                                         (13 weeks)  (13 weeks)
Restaurant sales                           100.0%      100.0%

Restaurant operating expenses:
   Food and beverage cost                   27.1        27.4
   Payroll and payroll related costs        34.3        34.4
   Depreciation and amortization             3.0         2.5
   Other operating cost                     27.8        26.9
                                           -----       -----
       Total operating expenses             92.2        91.2
                                           -----       -----
Restaurant operating income                  7.8         8.8
Administrative expenses                      4.9         4.2
                                           -----       -----
Operating income                             2.9         4.6
Interest expense                             4.2         4.7
                                           -----       -----

Loss before income taxes and
  extraordinary item                        (1.3)        (.1)
Income tax (benefit)                         (.5)        (.1)
                                           -----       -----

Loss before extraordinary item               (.8)        (.0)
Extraordinary item                            --         1.9
                                           -----       -----

Net income (loss)                            (.8)%       1.9%
                                           =====       =====

THIRTEEN-WEEK PERIOD ENDED APRIL 1, 1998 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED APRIL 2, 1997

         Restaurant sales. Restaurant sales decreased $3.2 million, or 4.2%, to $72.9 million for the thirteen-week period ended April 1, 1998 as compared with restaurant sales of $76.1 million for the thirteen-week period ended April 2, 1997. This decrease was primarily attributable to the sale or closure of certain underperforming restaurants during fiscal 1997. Restaurant sales attributable to the Black-eyed Pea restaurants for the 1998 and 1997 period totaled 49% and 42%, respectively.

         Food and Beverage Cost. Food and beverage cost increased to 27.4% of restaurant sales for the thirteen-week period ended April 1, 1998 as compared with 27.1% of restaurant sales for the thirteen-week period ended April 2, 1997, primarily as the result of higher food costs associated with the operation of the Black-eyed Pea restaurants.

         Payroll and Payroll Costs. Payroll and payroll related costs were 34.4% of restaurant sales for the thirteen-week period ended April 1, 1998 as compared with 34.3% of restaurant sales for the thirteen-week period ended April 2, 1997. This increase was primarily attributable to the impact of minimum wage rate increases.

         Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs, and other items was $1.8 million, or 2.5% of restaurant sales, for the thirteen-week period ended April 1, 1998, as compared with $2.3 million, or 3.0% of restaurant sales, for the thirteen-week period ended April 2, 1997. This decrease is attributable to a decrease in the amortization of store opening costs and the reduction of depreciation and amortization associated with the restaurants sold in March 1998.

         Other Restaurant Operating Costs. Other restaurant operating costs were 26.9% of restaurant sales for the thirteen-week period ended April 1, 1998 as compared with 27.8% of restaurant sales for the thirteen-week period ended April 2, 1997. Included in the 1998 results is a gain of $575,000 relating to the sale of restaurants. Excluding this gain, other restaurant operating costs, expressed as a percentage of revenue, would have been 27.7%. This decrease was primarily attributable to the restaurant operating costs associated with Black-eyed Pea restaurants and an increase in comparable same-store sales in the Company's Denny's restaurants.

         Restaurant Operating Income. Restaurant operating income increased to $6.4 million for the thirteen-week period ended April 1, 1998, as compared with $6.0 million for the thirteen-week period ended April 2, 1997. This increase was principally the result of the factors described above.

         Administrative Expenses. Administrative expenses were $3.1 million, or 4.2% of restaurant sales, for the thirteen-week period ended April 1, 1998, which is a decrease of $700,000 as compared with 4.9% of restaurant sales for the thirteen-week period ended April 2, 1997. This decrease is attributable to the sale of certain restaurants during 1997 and the division and restructuring of administration functions between the Company's Black-eyed Pea and Denny's restaurant concepts.

         Interest Expense. Interest expense was $3.4 million, or 4.7% of restaurant sales, for the thirteen-week period ended April 1, 1998 as compared with $3.2 million, or 4.2% of restaurant sales, for the thirteen-week period ended April 2, 1997. The increase is the result of the increase in outstanding capital lease obligations.

         Income Tax Benefit. The Company recorded an income tax benefit of approximately $17,000, or an effective rate of 35%, for the thirteen-week period ended April 1, 1998 as compared with an income tax benefit of approximately $392,000, or an effective rate of 40%, for the thirteen week period ended April 2, 1997.

         Net Income (loss). The Company recorded net income of approximately $1.3 million for the thirteen week period ended April 1, 1998 as compared with a net loss of $589,000 for the thirteen-week period ended April 2, 1997, as a result of the factors described above and the extraordinary gain associated with the early extinguishment of debt.


Liquidity and Capital Resources

The Company, and the restaurant industry generally, receives substantially all of its revenue in cash with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $40.5 million at April 1, 1998 and $36.4 million at January 1, 1997. The Company believes that its current working capital deficit is consistent with the working capital position of restaurant operators of similar size. The Company anticipates that it will continue to operate with a working capital deficit.

The Company historically has satisfied its capital requirements through credit facilities and sale/leaseback financing. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Currently, the Company is in various stages of development of nine Black-eyed Pea restaurants, which it expects to open during 1998. The Company estimates that its costs to develop and open new Black-eyed Pea restaurant, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant. The Company believes that its financing commitments will be adequate to meet its financing needs during the remainder of 1998.

Net cash  provided  by (used  in)  operating  activities  increased  from  ($4.6 million) in the first thirteen weeks of 1997 to $.8 million in the first thirteen weeks of 1998. This increase is attributable to improved restaurant operations.

Net cash provided by investing activities increased from $2.2 million in the first thirteen weeks of 1997 to $25.2 million in the first thirteen weeks of 1998. This change primarily is attributable to the sale of certain restaurants in March 1998.

Net cash provided by (used in) financing activities decreased from $1.1 million in the first thirteen weeks of 1997 to ($25.6 million) in the first thirteen weeks of 1998. Cash (used in) financing activities arose primarily from the principal reductions in long-term debt.

In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for gross proceeds $28,700. Net cash proceeds of $25,200 were used to (i) repay the promissory note (the "BEP Note") payable to the seller of Black-eyed Pea U.S.A., Inc. ("BEP") at a $2,400 discount from its outstanding principal amount of approximately $15,285; (ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of Common Stock at an exercise price of $1.90 per share, which were issued in connection with the BEP Note; (iii) permanently reduce the Company's outstanding borrowings under the term loan of the Credit Facility to $1,500; and (iv) repay certain equipment operating leases associated with the restaurants sold in this transaction. The Company has included the $2,400 discount on the BEP note as an extraordinary item in the accompanying financial statements.

In March 1998, the Company sold five Denny's restaurants for cash and notes totaling $1.1 million, to an unrelated party. This transactions resulted in a gain of $575,000, which has been included in the accompanying financial statements as a reduction of other restaurant operating expenses. In addition, over the past quarter, the Company has closed five Denny's restaurants that were not achieving designated cash flow requirements. The Company intends to continue to evaluate its existing restaurant portfolio and to close or sell restaurants as appropriate. The Company was not in compliance with certain of its debt covenants at April 1, 1998 and has reclassified its senior bank debt as current. The Company has not received waivers, but is currently working with its Senior Lenders and anticipates receiving them in shortly.

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

Forward Looking Statements

This Report on Form 10-Q contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in Item 1 - "Special Considerations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     CHANGES IN SECURITIES
            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5.     OTHER INFORMATION
            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)   Exhibits.

10.73A Amendment Agreement dated as of January 1, 1998, between DenAmerica Corp. and William G. Cox, amending the Employment Agreement dated December 8, 1995, between American Family Restaurants, Inc. and William G. Cox.

10.92C Amendment and Limited Consent and Waiver dated as of March 25, 1998 among DenAmerica Corp., the Banks (as defined), and Banque Paribas, as agent.

10.116 Asset Purchase Agreement dated January 27, 1998, among DenAmerica Corp., Olajuwon Holdings, Inc., and Akinola Olajuwon (1).

10.117 First Amendment to Asset Purchase Agreement dated March 16, 1998 between DenAmerica Corp., Olajuwon Holdings, Inc., and Akinola Olajuwon (1).

10.118 Promissory Note dated March 25, 1998, from Olajuwon Holdings, Inc. to DenAmerica Corp. in the principal amount of $1,700,000 (1).

10.119 Negative Working Capital Note date March 25, 1998, from Olajuwon Holdings, Inc. to DenAmerica Corp. in the principal amount of $1,700,000 (1).

10.120 Executive Employment Agreement dated as of December 27, 1997, between DenAmerica Corp. and Todd S. Brown.

27.1        Financial Data Schedule.

(1) Incorporated by reference to exhibits to the Registrant's Current Report on Form 8-K as filed on April 9, 1998.

(b)         Reports on Form 8-K

            On April 9, 1998, the Company filed a Current Report on Form 8-K dated March 25, 1998, reporting the sale of 63 Denny's restaurants and eight non-branded restaurants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DENAMERICA CORP.

Dated:  May 15, 1998                    By: /s/ Todd S. Brown
                                           -------------------------------------
                                                Todd S. Brown
                                                Vice President, Chief Financial
                                                Officer, and Treasurer

                                                (Duly authorized  officer of the
                                                registrant,  principal financial
                                                and accounting officer)
                                       12