Form 10-Q
period 1998-07-01
DENAMERICA CORP
filed 1998-08-17
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 1998

                         Commission File Number 1-13226


                                DENAMERICA CORP.
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          GEORGIA                                                58-1861457
-------------------------------                              ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

       7373 N. SCOTTSDALE ROAD
  SUITE D-120, SCOTTSDALE AZ 85253                                  85253
----------------------------------------                          ----------
(address of principal executive offices)                          (zip code)

                                 (602) 483-7055
                                 --------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows:
13,447,777  shares of Common Stock,  $.10 par value, as of August 17, 1998.
---------------------------------------------------------------------------

                                DENAMERICA CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 1998

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

         Condensed Consolidated Balance Sheets -
             December 31, 1997 and July 1, 1998..............................  3

         Condensed Consolidated  Statements of Operations -
             13-Week Periods ended July 2, 1997 and July 1, 1998 and
             26-Week Periods ended July 2, 1997 and July 1, 1998.............  4

         Condensed Consolidated Statements of Cash Flows -
             13-Week Periods ended July 2, 1997 and July 1, 1998 and
             26-Week Periods ended July 2, 1997 and July 1, 1998.............  5

         Notes to Condensed Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  7

PART II. OTHER INFORMATION................................................... 12

         SIGNATURES.......................................................... 13

                        DENAMERICA CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars In thousands)
                                   (unaudited)

                                                        December 31,    July 1,
                                  ASSETS                   1997          1998
                                                           ----          ----
CURRENT ASSETS:
   Cash and cash equivalents                            $  1,267      $  2,021
   Receivables                                             3,192         2,222
   Inventories                                             3,244         2,992
   Other current assets                                    5,564         4,975
   Assets held for sale                                   28,700            --
                                                        --------      --------
      Total current assets                                41,967        12,210
PROPERTY AND EQUIPMENT, net                               61,328        58,785
INTANGIBLE ASSETS, net                                    51,545        50,525
DEFERRED INCOME TAXES                                      5,312         5,312
OTHER ASSETS                                              10,112         9,505
                                                        --------      --------

TOTAL                                                   $170,264      $136,337
                                                        ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                     $ 16,511      $ 15,425
   Accrued compensation                                    6,354         5,488
   Accrued taxes                                           4,522         4,827
   Other current liabilities                               8,363         6,308
   Current portion of long term debt                      42,634        20,550
                                                        --------      --------
        Total current liabilities                         78,384        52,598
LONG-TERM DEBT, LESS CURRENT PORTION                      78,418        72,017
OTHER LONG TERM LIABILITIES                               12,214        10,196
                                                        --------      --------

        Total liabilities                                169,016       134,811
                                                        --------      --------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01, par value; authorized
     5,000,000 shares; issued and outstanding none             0             0
   Common stock $.10 par value; authorized, 40,000,000
     shares; 13,447,777 shares issued and outstanding      1,344         1,344
   Additional paid-in capital                             35,799        35,799
   Accumulated deficit                                   (35,895)      (35,617)
                                                        --------      --------

        TOTAL SHAREHOLDERS' EQUITY                         1,248         1,526
                                                        --------      --------

TOTAL                                                   $170,264      $136,337
                                                        ========      ========

See accompanying notes to condensed consolidated financial statements

                        DENAMERICA CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                  (Unaudited)

                                               13 Week Period Ended       26 Week Period Ended
                                               --------------------       --------------------
                                               July 2,       July 1,       July 2,      July 1,
                                                1997          1998          1997         1998
                                                ----          ----          ----         ----
RESTAURANT SALES                             $  76,185     $  62,066     $ 152,299    $ 134,946
                                             ---------     ---------     ---------    ---------

RESTAURANT OPERATING EXPENSES:
  Food and beverage cost                        20,840        17,100        41,453       37,107
  Payroll and payroll related costs             26,260        20,950        52,361       46,052
  Depreciation and amortization                  2,324         1,943         4,590        3,730
  Other operating expenses                      20,350        17,469        41,518       37,058
                                             ---------     ---------     ---------    ---------
       Total operating expenses                 69,774        57,462       139,922      123,947
                                             ---------     ---------     ---------    ---------

RESTAURANT OPERATING INCOME                      6,411         4,604        12,377       10,999

ADMINISTRATIVE EXPENSES                          3,831         3,030         7,575        6,048
                                             ---------     ---------     ---------    ---------

OPERATING INCOME                                 2,580         1,574         4,802        4,951

INTEREST EXPENSE, net                            3,164         3,122         6,367        6,548
                                             ---------     ---------     ---------    ---------
LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                       (584)       (1,548)       (1,565)      (1,597)

INCOME TAX (BENEFIT)                              (234)         (487)         (626)        (504)
                                             ---------     ---------     ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEM                    (350)       (1,061)         (939)      (1,093)
EXTRAORDINARY ITEM - GAIN ON
  EARLY EXTINGUISHMENT OF DEBT
  net of income taxes of $914                       --            --            --        1,371
                                             ---------     ---------     ---------    ---------
NET INCOME (LOSS)                            $    (350)    $  (1,061)    $    (939)   $     278
                                             =========     =========     =========    =========

Basic and diluted income (loss) per share
  Before extraordinary item                  $    (.03)    $    (.08)    $    (.07)   $    (.08)
                                             =========     =========     =========    =========
  Net income (loss)                          $    (.03)    $    (.08)    $    (.07)   $     .02
                                             =========     =========     =========    =========
Basic and diluted weighted average shares
 outstanding
  Basic                                         13,414        13,447        13,414       13,447
  Diluted                                       13,414        13,447        13,414       13,447

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                     13 Week Period Ended    26 Week Period Ended
                                                     --------------------    --------------------
                                                      July 2,     July 1,     July 2,     July 1,
                                                       1997        1998        1997        1998
                                                       ----        ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $  (350)    $(1,061)    $  (939)   $    278
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      2,324       1,943       4,590       3,730
    Amortization of deferred financing costs             162         245         287         492
    Extraordinary item                                    --          --          --      (1,371)
    Deferred income taxes                               (234)       (487)       (626)       (504)
    Deferred rent                                        341          69         417         146
    Note receivable collections                         --         1,621        --         1,715
    Other                                               (316)       (381)       (295)       (831)
    Changes in operating assets and liabilities
     net of dispositions:
    Receivables                                          721        (135)        756         527
    Inventories                                           65          71        (141)        192
    Other current assets                                (917)        263        (830)        669
    Accounts payable and accrued liabilities             465      (3,428)     (5,547)     (5,405)
                                                    --------    --------    --------    --------
         Net cash provided by (used in)
          operating activities                         2,261      (1,280)     (2,328)       (362)
                                                    --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment               (1,528)       (443)     (3,006)     (1,187)
     Purchase of intangibles                            (313)        (61)     (1,498)        (69)
     Proceeds from the sale of assets                    498        --         6,734      25,900
                                                    --------    --------    --------    --------
          Net cash provided by (used in)
             investing activities                     (1,343)       (504)      2,230      24,644
                                                    --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings, net                                     759       4,738       2,230       3,671
     Principal reductions on long-term obligations    (1,861)     (2,532)     (3,684)    (27,199)
     Other                                                28          --          77          --
                                                    --------    --------    --------    --------
          Net cash (used in) provided by
           financing activities                       (1,074)      2,206      (1,377)    (23,528)
                                                    --------    --------    --------    --------
NET CHANGE IN CASH AND CASH
     EQUIVALENTS                                        (156)        422      (1,475)        754
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               1,290       1,599       2,609       1,267
                                                    --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                                         $  1,134    $  2,021    $  1,134    $  2,021
                                                    ========    ========    ========    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
           Interest                                 $  2,326    $  2,187    $  5,480    $  5,233
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

The Company currently operates 206 family-oriented, full-service restaurants in 19 states, primarily in the southwestern, midwestern, western, and southeastern United States. The Company owns and operates 104 Black-eyed Pea restaurants, primarily in Texas, Georgia, Arizona, Oklahoma, Florida, and the Washington, D.C. area, and franchises to third parties the rights to operate one Black-eyed Pea restaurant in Texas. The Company also owns and operates 101 Denny's restaurants, which represents approximately 6.4% of the Denny's system and makes the Company the largest Denny's franchisee in terms of revenue and the number of restaurants operated.

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

In a separate transaction completed in March 1998, the Company also sold five Denny's restaurants located in Wyoming to an unrelated party for cash of $700 plus a note in the principal amount of $400. The Company utilized the proceeds from this transaction to permanently reduce its outstanding borrowings under the term loan portion of its Credit Facility. The Company has recorded a gain of approximately $575 on this transaction, which is included as an offset to other operating expenses.

The Company was not in compliance with certain of its senior bank debt covenants at July 1, 1998, and has reclassified its senior bank debt as current. The Company has not received waivers but is currently working with its senior lenders to obtain such waivers. Should the Company be unable to secure waivers the senior lenders could among other things accelerate its obligations, which as of July, 1998 totaled approximately $14.4 million. The Company has received commitments from several financing sources, the proceeds of which will be used to retire its senior bank debt. Although the Company believes that such financing will be available, there is no assurance that such financing will be consummated on terms and conditions acceptable to the Company.

(3)  Subsequent Events

On July 10, 1998, the Company entered into an Agreement and Plan of Merger ("Agreement") with Tech Electro Industries, Inc. ("Tech Electro"). Under the terms of the Agreement, the Company's shareholders will receive $4.00 in cash and $.90 in newly issued preferred stock in Tech Electro for each share of the Company's Common Stock that they own. The proposed merger is subject to various contingencies including financing, shareholder approval, regulatory approvals, and other matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

The Company currently operates 104 Black-eyed Pea restaurants in 14 states and franchises one Black-eyed Pea restaurant in Texas. The Company operates 66 Black-eyed Pea restaurants in Texas and Oklahoma, which the Company considers to be its core market for Black-eyed Pea restaurants. For the twenty-six week period ended July 1, 1998, comparable same-store sales decreased 1.4% for all of the Company's Black-eyed Pea restaurants, while comparable same-store sales increased 0.1% for Black-eyed Pea restaurants in the core market. The guest check average at the Company's Black-eyed Pea restaurants for the second quarter of 1998 was $7.86, versus $7.93 for the second quarter of 1997. Alcohol and carry-out sales account for approximately 2.1% and 11.3% of sales for the twenty-six week period ended July 1, 1998, respectively.

As of July 1, 1998, the Company operated 101 Denny's restaurants in 19 states. For the thirteen weeks ended July 1, 1998, comparable store sales increased 3.5% as a result of an increase in guest counts and an increase in the average guest check to approximately $5.39 versus $5.31 for the second quarter of 1997.
Comparable same store sales for the twenty six weeks ended July 1, 1998 increased 1.9%.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total restaurant sales.

                                                   13 Week Period Ended         26 Week Period Ended
                                                   --------------------         --------------------
                                                July 2, 1997  July 1, 1998   July 1, 1997   July 1,1998
                                                ------------  ------------   ------------   -----------
Restaurant sales                                   100.0%       100.0%          100.0%        100.0%

Restaurant operating expenses:
   Food and beverage cost                           27.4         27.6            27.2          27.5
   Payroll and payroll related costs                34.5         33.8            34.4          34.1
   Depreciation and amortization                     3.1          3.1             3.0           2.8
   Other operating cost                             26.6         28.1            27.3          27.5
                                                   -----        -----           -----         -----
       Total operating expenses                     91.6         92.6            91.9          91.9
                                                   -----        -----           -----         -----
Restaurant operating income                          8.4          7.4             8.1           8.1
Administrative expenses                              5.0          4.9             5.0           4.5
                                                   -----        -----           -----         -----
Operating income                                     3.4          2.5             3.1           3.6
Interest expense                                     4.2          5.0             4.1           4.8
                                                   -----        -----           -----         -----
Loss before income taxes and
  extraordinary item                                 (.8)        (2.5)           (1.0)         (1.2)
Income tax (benefit)                                 (.3)         (.8)            (.4)          (.4)
                                                   -----        -----           -----         -----

Loss before extraordinary item                       (.5)        (1.7)            (.6)          (.8)
Extraordinary item                                    --           --              --           1.0
                                                   -----        -----           -----         -----
Net income (loss)                                    (.5)%       (1.7)%           (.6)%          .2%
                                                   =====        =====           =====         =====

THIRTEEN-WEEK PERIOD ENDED JULY 1, 1998 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED JULY 2, 1997

         Restaurant sales. Restaurant sales decreased $14.1 million, or 18.5%, to $62.1 million for the thirteen-week period ended July 1, 1998 as compared with restaurant sales of $76.2 million for the thirteen-week period ended July 2, 1997. This decrease was primarily attributable to the sale of 63 Denny's and eight non-branded restaurants on March 25, 1998. As a result of this sale, restaurant sales attributable to the Black-eyed Pea restaurants increased to 58% of total sales in the 1998 period versus 42% of total sales in the 1997 period.

         Food and Beverage Cost. Food and beverage cost increased to 27.6% of restaurant sales for the thirteen-week period ended July 1, 1998 as compared with 27.4% of restaurant sales for the thirteen-week period ended July 2, 1997, primarily as the result of higher food costs associated with the operation of the Black-eyed Pea restaurants.

         Payroll and Payroll Related Costs. Payroll and payroll related costs were 33.8% of restaurant sales for the thirteen-week period ended July 1, 1998 as compared with 34.5% of restaurant sales for the thirteen-week period ended July 2, 1997. This decrease was primarily attributable to the sale and closure in 1997 and 1998 of restaurants operating with higher payroll costs.

         Depreciation and Amortization. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs, and other items was $1.9 million, or 3.1% of restaurant sales, for the thirteen-week period ended July 1, 1998, as compared with $2.3 million, or 3.1% of restaurant sales, for the thirteen-week period ended July 2, 1997. This decrease is attributable to a decrease in the amortization of store opening costs and the reduction of depreciation and amortization associated with the restaurants sold in March 1998.

         Other Restaurant Operating Costs. Other restaurant operating costs were 28.1% of restaurant sales for the thirteen-week period ended July 1, 1998 as compared with 26.6% of restaurant sales for the thirteen-week period ended July 2, 1997. Excluding a $650,000 gain relating to the sale of eleven non-branded restaurants in 1997, other operating costs expressed as a percentage of revenue, would have been 27.8% This increase was attributable to higher restaurant operating costs associated with Black-eyed Pea restaurants.

         Restaurant Operating Income. Restaurant operating income decreased to $4.6 million for the thirteen-week period ended July 1, 1998, as compared with $6.4 million for the thirteen-week period ended July 2, 1997. This decrease was principally the result of the factors described above.

         Administrative Expenses. Administrative expenses were $3.0 million, or 4.9% of restaurant sales, for the thirteen-week period ended July 1, 1998, which is a decrease of $801,000 from $3.8 million, or 5.0% of restaurant sales, for the thirteen-week period ended July 2, 1997. This decrease is attributable to the sale of certain restaurants during 1997 and 1998 and the division and restructuring of administration functions between the Company's Black-eyed Pea and Denny's restaurant concepts.

         Interest Expense. Interest expense was $3.1 million, or 5.0% of restaurant sales, for the thirteen-week period ended July 1, 1998 as compared with $3.2 million, or 4.2% of restaurant sales, for the thirteen-week period ended July 2, 1997. The increase is the result of the increase in outstanding capital lease obligations.

         Income Tax Benefit. The Company recorded an income tax benefit of approximately $487,000, or an effective rate of 31.5%, for the thirteen-week period ended July 1, 1998 as compared with an income tax benefit of approximately $234,000, or an effective rate of 40%, for the thirteen week period ended July 2, 1997. In 1998, the Company established a valuation allowance of $135,000.

         Net (loss). The Company recorded a net loss of approximately $1.1 million for the thirteen week period ended July 1, 1998 as compared with a net loss of $350,000 for the thirteen-week period ended July 2, 1997, as a result of the factors described above.

TWENTY-SIX WEEK PERIOD ENDED JULY 1, 1998 COMPARED WITH TWENTY-SIX WEEK PERIOD ENDED JULY 2, 1997

         Restaurant sales. Restaurant sales decreased $17.4 million, or 11.4%, to $134.9 million for the twenty-six week period ended July 1, 1998 as compared with restaurant sales of $152.3 million for the twenty-six week period ended July 2, 1997. This decrease was primarily attributable to the sale and closure of certain restaurants during 1997 and 1998.

         Cost of Food and Beverage. Cost of food and beverage increased to 27.5% of restaurant sales for the twenty-six week period ended July 1, 1998 as compared with 27.2% of restaurant sales for the twenty-six week period ended July 2, 1997, primarily as the result of higher food costs associated with the operation of the Black-eyed Pea restaurants.

         Payroll and Payroll Related Costs. Payroll and payroll related costs were 34.1% of restaurant sales for the twenty-six week period ended July 1, 1998 as compared with 34.4% of restaurant sales for the twenty-six week period ended July 2, 1997. This decrease was primarily attributable to the sale and closure in 1997 and 1998 of restaurants operating with higher payroll costs.

         Amortization and Depreciation. Amortization and depreciation of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items decreased to 2.8% of restaurant sales for the twenty-six week period ended July 1, 1998 as compared with 3.0% of restaurant sales for the twenty-six week period ended July 2, 1997. The decrease of $860,000 was primarily attributable to a decrease in the amortization of store opening costs and the reduction of depreciation and amortization associated with the restaurants sold in March 1998.

         Other Restaurant Operating Costs. Other restaurant operating costs were 27.5% of restaurant sales for the twenty-six week period ended July 1, 1998 as compared with 27.3% of restaurant sales for the twenty-six week period ended July 2, 1997. Included in the 1998 and 1997 results are gains of $579,000 and $650,000 respectively relating to the sale of restaurants. Excluding these gains, other restaurant operating costs expressed as a percentage of revenue, would have been 27.9% and 27.7% respectively. This increase was primarily attributable to increased restaurant operating costs associated with BEP restaurants.

         Restaurant Operating Income. Restaurant operating income decreased $1.4 million to $11.0 million for the twenty-six week period ended July 1, 1998 as compared with $12.4 million for the twenty-six week period ended July 2, 1997. This increase was principally the result of the factors described above.

         Administrative Expenses. Administrative expenses decreased to 4.5% of restaurant sales for the twenty-six week period ended July 1, 1998 as compared with 5.0% of restaurant sales for the twenty-six week period ended July 2, 1997. This decrease is attributable to the sale of certain restaurants during 1997 and 1998 and the division and restructuring of administration functions between the Company's Black-eyed Pea and Denny's restaurant concepts.

         Interest Expense. Interest expense was $6.5 million, or 4.8% of restaurant sales, for the twenty-six week period ended July 1, 1998 as compared with $6.4 million, or 4.1% of restaurant sales, for the twenty-six week period ended July 2, 1997. The increase is the result of the increased level of long-term debt.

         Income Tax Benefit. The Company recorded an income tax benefit of approximately $504,000, or an effective rate of 31.6%, for the twenty-six week period ended July 1, 1998 as compared with income tax benefit of approximately $626,000, or an effective rate of 40%, for the twenty-six week period ended July 2, 1997. In 1998, the Company established a valuation allowance of $135,000.

         Net Income (Loss). The Company recorded net income of approximately $278,000, after the extraordinary gain associated with the early extinguishment of debt for the twenty-six week period ended July 1, 1998 as compared with net loss of $939,000 for the twenty-six week period ended July 2, 1997, as a result of the factors described above.

Liquidity and Capital Resources

The Company, and the restaurant industry generally, receives substantially all of its revenue in cash with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $40.4 million at July 1, 1998 and $36.4 million at December 31, 1997. The Company believes that its current working capital deficit is consistent with the working capital position of restaurant operators of similar size. The Company anticipates that it will continue to operate with a working capital deficit.

The Company historically has satisfied its capital requirements through credit facilities and sale/leaseback financing. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Currently, the Company is in various stages of development of nine Black-eyed Pea restaurants, which it expects to open over the next six months. The Company estimates that its costs to develop and open new Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant. The Company believes that its financing commitments will be adequate to meet its financing needs during the remainder of 1998.

Net cash provided by (used in) operating activities changed from ($2.3 million) in the first twenty-six weeks of 1997 to ($362,000) in the first twenty-six weeks of 1998. This change is attributable to improved restaurant operations.

Net cash provided by investing activities increased from $2.2 million in the first twenty-six weeks of 1997 to $24.6 million in the first twenty-six weeks of 1998. This change primarily is attributable to the sale of certain restaurants in March 1998.

Net cash provided by (used in) financing activities changed from ($1.4 million) in the first twenty-six weeks of 1997 to ($23.5 million) in the first twenty six-weeks of 1998. Cash (used in) financing activities arose primarily from the principal reductions in long-term debt.

In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for gross proceeds $28.7 million. Net cash proceeds of $25.2 million were used to
(i) repay the promissory note (the "BEP Note") payable to the seller of Black-eyed Pea U.S.A., Inc. ("BEP") at a $2.4 million discount from its outstanding principal amount of approximately $15.3 million;

(ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of Common Stock at an exercise price of $1.90 per share, which were issued in connection with the BEP Note; (iii) permanently reduce the Company's outstanding borrowings under the term loan of the Credit Facility to $1.5 million; and (iv) repay certain equipment operating leases associated with the restaurants sold in this transaction. The Company has included the $2.4 million discount on the BEP note as an extraordinary item in the accompanying financial statements.

In March 1998, the Company sold five Denny's restaurants for cash and notes totaling $1.1 million, to an unrelated party. This transactions resulted in a gain of $575,000, which has been included in the accompanying financial statements as a reduction of other restaurant operating expenses. In addition, during fiscal 1998, the Company has closed six (five in the first quarter and one in the second quarter) Denny's restaurants that were not achieving designated cash flow requirements. The Company intends to continue to evaluate its existing restaurant portfolio and to close or sell restaurants as appropriate.

The Company was not in compliance with certain of its senior bank debt covenants at July 1, 1998, and has reclassified its senior bank debt as current. The Company has not received waivers but is currently working with its senior lenders to obtain such waivers. Should the Company be unable to secure waivers the senior lenders could among other things accelerate its obligations, which as of July 1, 1998 totaled approximately $14.4 million. The Company has received commitments from several financing sources, the proceeds of which will be used to retire its senior bank debt. Although the Company believes that such financing will be available, there is no assurance that such financing will be consummated on terms and conditions acceptable to the Company.

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

ITEM 1.     LEGAL PROCEEDINGS
            Not Applicable

ITEM 2.     CHANGES IN SECURITIES
            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5.     OTHER INFORMATION
            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)   Exhibits.

            27.1  Financial Data Schedule.

            (b)   Reports on Form 8-K

            On April 9, 1998, the Company filed a Current Report on Form 8-K dated March 25, 1998, as amended by Form 8-K/A filed on June 3, 1998, reporting the sale of 63 Denny's restaurants and eight non-branded restaurants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DENAMERICA CORP.

Dated:  August 17, 1998                 By: /s/ Todd S. Brown
                                           ------------------------------------
                                                Todd S. Brown
                                                Vice President, Chief Financial
                                                Officer, and Treasurer

                                                (Duly authorized officer of the
                                                registrant, principal financial
                                                and accounting officer)