Form 10-Q
period 1998-09-30
DENAMERICA CORP
filed 1998-11-13
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows: 13,485,277 shares of Common Stock, $.10 par value, as of November 10, 1998.

                                DENAMERICA CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

         Condensed Consolidated Balance Sheets -
           December 31, 1997 and September 30, 1998.......................  3

         Condensed Consolidated Statements of Operations -
           13-Week and 39-Week Periods ended September 30, 1998
           and October 1, 1997............................................  4

         Condensed Consolidated Statements of Cash Flows -
           13-Week and 39-Week Periods ended September 30, 1998
           and October 1, 1997............................................  5

         Notes to Condensed Consolidated Financial Statements.............  6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  8

PART II. OTHER INFORMATION ............................................... 14

         SIGNATURES  ..................................................... 15

                        DENAMERICA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)


                                                     December 31,  September 30,
                                                         1997          1998
                                ASSETS               -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                           $   1,267      $   1,031
  Receivables                                             3,192          2,001
  Inventories                                             3,244          2,987
  Other current assets                                    5,564          6,211
  Assets held for sale                                   28,700             --
                                                      ---------      ---------
      Total current assets                               41,967         12,230
PROPERTY AND EQUIPMENT, net                              61,328         58,276
INTANGIBLE ASSETS, net                                   51,545         50,186
DEFERRED INCOME TAXES                                     5,312          5,312
OTHER ASSETS                                             10,112          9,040
                                                      ---------      ---------

TOTAL                                                 $ 170,264      $ 135,044
                                                      =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $  16,511      $  15,853
  Accrued compensation                                    6,354          5,438
  Accrued taxes                                           4,522          5,822
  Other current liabilities                               8,363          5,405
  Current portion of long term debt                      42,634         20,875
                                                      ---------      ---------
      Total current liabilities                          78,384         53,393
LONG-TERM DEBT, LESS CURRENT PORTION                     78,418         71,203
OTHER LONG TERM LIABILITIES                              12,214         10,031
                                                      ---------      ---------

      Total liabilities                                 169,016        134,627
                                                      ---------      ---------
SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized,
     5,000,000 shares; issued and outstanding none
  Common stock $.10 par value; authorized,
     40,000,000 shares; 13,485,277 shares issued
     and outstanding                                      1,344          1,350
  Additional paid-in capital                             35,799         35,871
  Accumulated deficit                                   (35,895)       (36,804)
                                                      ---------      ---------

      TOTAL SHAREHOLDERS' EQUITY                          1,248            417
                                                      ---------      ---------

TOTAL                                                 $ 170,264      $ 135,044
                                                      =========      =========

      See accompanying notes to condensed consolidated financial statements

                        DENAMERICA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                       13-Week Periods Ended       39-Week Periods Ended
                                       ---------------------       ---------------------
                                      October 1,  September 30, October 1, September 30,
                                        1997         1998         1997         1998
                                        ----         ----         ----         ----
RESTAURANT SALES                       $75,494      $62,231     $227,787      $197,177
                                       -------      -------     --------      --------
RESTAURANT OPERATING EXPENSES:
 Food and beverage costs                20,644       17,086       62,097        54,193
 Payroll and payroll related costs      25,637       21,294       77,998        67,418
 Depreciation and amortization           2,232        1,940        6,822         5,669
 Other operating expenses               19,892       17,865       61,567        54,848
                                       -------      -------     --------      --------
      Total operating expenses          68,405       58,185      208,484       182,128
                                       -------      -------     --------      --------

RESTAURANT OPERATING INCOME              7,089        4,046       19,303        15,049

ADMINISTRATIVE EXPENSES                  3,006        3,142       10,579         9,193
                                       -------      -------     --------      --------

OPERATING INCOME                         4,083          904        8,724         5,856

INTEREST EXPENSE, net                    3,220        2,881        9,587         9,429
                                       -------      -------     --------      --------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM              863       (1,977)        (863)       (3,573)

MINORITY INTEREST IN JOINT VENTURE          23           --          184            --

INCOME TAX EXPENSE (BENEFIT)               355         (794)        (271)       (1,293)
                                       -------      -------     --------      --------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                        531       (1,183)        (408)       (2,280)

EXTRAORDINARY ITEM - GAIN ON
 EARLY  EXTINGUISHMENT OF DEBT
 net of income taxes of $914                --           --           --         1,371
                                       -------      -------     --------      --------
NET INCOME (LOSS)                      $   531      $(1,183)    $   (408)     $   (909)
                                       =======      =======     ========      ========
Basic and diluted income (loss)
 per share Before extraordinary item   $   .04      $  (.09)    $   (.03)     $   (.07)
                                       =======      =======     ========      ========
 Net income (loss)                     $   .04      $  (.09)    $   (.03)     $   (.07)
                                       =======      =======     ========      ========
Basic and diluted weighted average
 shares outstanding
 Basic                                  13,437       13,485       13,437        13,453
 Diluted                                13,437       13,485       13,437        13,453

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                     13-Week Period Ended         39-Week Period Ended
                                                     --------------------         --------------------
                                                   October 1,  September 30,  October 1,  September 30,
                                                     1997         1998          1997        1998
                                                     ----         ----          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                 $    531     $(1,183)      $  (408)    $   (909)
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                      2,232       1,940         6,822        5,669
   Amortization of deferred financing costs             154         246           441          738
   Extraordinary item                                    --          --            --       (1,371)
   Deferred income taxes                                313        (794)         (313)      (1,293)
   Deferred rent                                        188          63           605          209
   Note receivable collections                           --         269            --        1,983
   Other                                                151         263          (144)        (568)
   Changes in operating assets and liabilities
    net of dispositions:
     Receivables                                       (786)        221           (30)         748
     Inventories                                        104           5           (37)         198
     Other current assets                               397        (442)         (433)         227
     Accounts payable and accrued liabilities        (2,605)         52        (8,152)      (5,353)
                                                   --------     -------      --------     --------
      Net cash provided by (used in)
        operating activities                            679         640        (1,649)         278
                                                   --------     -------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                  (2,261)       (875)       (5,267)      (2,062)
 Purchase of intangibles                               (198)       (220)       (1,696)        (289)
 Proceeds from the sale of assets                     1,774          --         8,508       25,900
                                                   --------     -------      --------     --------
      Net cash provided by (used in)
        investing activities                           (685)     (1,095)        1,545       23,549
                                                   --------     -------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings, net                                     13,439         325        15,669        3,996
 Principal reductions on long-term obligations      (13,592)       (935)      (17,276)     (28,134)
 Other                                                   --          75            77           75
                                                   --------     -------      --------     --------
      Net cash used in financing activities            (153)       (535)       (1,530)     (24,063)
                                                   --------     -------      --------     --------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS                                           (159)       (990)       (1,634)        (236)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  1,134       2,021         2,609        1,267
                                                   --------     -------      --------     --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $    975     $ 1,031      $    975     $  1,031
                                                   ========     =======      ========     ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:
  Interest                                         $  2,480     $ 2,205      $  7,960     $  7,438
                                                   ========     =======      ========     ========

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

The Company currently operates 203 family-oriented, full-service restaurants in 26 states, primarily in the southwestern, midwestern, western, and southeastern United States. The Company owns and operates 102 Black-eyed Pea restaurants, primarily in Texas, Georgia, Arizona, Oklahoma, Florida, and the Washington, D.C. area. The Company also owns and operates 101 Denny's restaurants, which represents approximately 6.4% of the Denny's system and makes the Company the largest Denny's franchisee in terms of revenue and the number of restaurants operated.

(2) ASSET DIVESTITURES

In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for gross proceeds $28,700. Net cash proceeds of $25,200 were used to (i) repay the promissory note (the "BEP Note") payable to the seller of Black-eyed Pea U.S.A., Inc. ("BEP") at a $2,400 discount from its outstanding principal amount of approximately $15,285; (ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of Common Stock at an exercise price of $1.90 per share, which were issued in connection with the BEP Note; (iii) permanently reduce the Company's outstanding borrowings under the term loan of the Credit Facility to $1,500; and (iv) repay certain equipment operating leases associated with the restaurants sold in this transaction. The Company has included the $2,300 before tax discount on the BEP note as an extraordinary item in the accompanying financial statements.

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

(3) OTHER MATTERS

In July 1998, the Company entered into an Agreement and Plan of Merger ("Agreement") with Tech Electro Industries, Inc. ("Tech Electro"). The proposed merger was subject to various contingencies including financing, shareholder approval, regulatory approvals, and other matters. On October 26, 1998, the Company terminated the Agreement, because the Company determined that Tech Electro would not be able to obtain adequate financing necessary to consummate the transaction. The Company has no ongoing obligations under the Agreement. Prior to the Agreement's termination, the Company delayed its plans to refinance its senior indebtedness and to sell or close certain underperforming restaurants. In October 1998, the Company closed three underperforming Black-eyed Pea restaurants located in its non-core markets.

The Company is currently negotiating with a financing source to provide $17.1 million of new financing. The proceeds of this financing will be used to repay $7.5 million of indebtedness to its senior lenders and to purchase equipment currently leased under off-balance sheet leasing arrangements. The new financing will amortize at a fixed rate over 15 years and include prepayment penalties. In addition, the lender will advance approximately $4.2 million of equipment financing, which will be used to meet short-term working capital requirements to the Company.

The Company was not in compliance with certain of its senior bank debt covenants at September 30, 1998, and has reclassified its senior bank debt as current, even though its maturity date is December 2001. The Company has not received waivers and does not expect to receive such waivers until the $17.1 million financing described above is completed. As a result, the senior lenders could, among other actions, accelerate the Company's obligations, which as of September, 1998 totaled approximately $14.7 million. Although the Company believes that the new financing commitment will be available, there is no assurance that such financing will be consummated on terms and conditions acceptable to the Company.

The Company was not in compliance with several other agreements as of September 30, 1998, including the Series B Notes. The Company is currently working to cure its non-compliance associated with the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company currently operates 102 Black-eyed Pea restaurants in 14 states. Currently there are no remaining franchise restaurants. The Company operates 73 Black-eyed Pea restaurants in Texas, Oklahoma and Arizona, which the Company considers to be its core market for Black-eyed Pea restaurants. For the thirteen and thirty-nine week periods ended September 30, 1998, comparable same-store sales decreased 1.6% and 1.5% for all of the Company's Black-eyed Pea restaurants. Comparable same-store sales decreased .3% in the thirteen-week period and did not change in the thirty-nine week period for Black-eyed Pea restaurants in the core market. The guest check average at the Company's Black-eyed Pea restaurants for the third quarter of 1998 was $7.95, versus $7.84 for the third quarter of 1997. Alcohol and carry-out sales account for approximately 2.0% and 11.3% of sales for the thirty-nine week period ended September 30, 1998, respectively.

As of September 30, 1998, the Company operated 101 Denny's restaurants in 19 states. For the thirteen weeks ended September 30, 1998, comparable store sales increased 5.1% as a result of an increase in guest counts and an increase in the average guest check to approximately $5.41 versus $5.21 for the third quarter of 1997. Comparable same store sales for the thirty-nine weeks ended September 30, 1998 increased 3.0%.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of total restaurant sales.

                                     13-Week Period Ended         39-Week Period Ended
                                     --------------------         --------------------
                                   October 1,  September 30,    October 1,  September 30,
                                     1997         1998            1997          1998
                                     ----         ----            ----          ----
Restaurant sales                    100.0%       100.0%          100.0%        100.0%
                                    -----        -----           -----         -----
Restaurant operating expenses:
 Food and beverage cost              27.4         27.5            27.3          27.5
 Payroll and payroll related costs   34.0         34.2            34.2          34.2
 Depreciation and amortization        3.0          3.1             3.0           2.9
 Other operating cost                26.2         28.7            27.0          27.8
                                    -----        -----           -----         -----
     Total operating expenses        90.6         93.5            91.5          92.4
                                    -----        -----           -----         -----
Restaurant operating income           9.4          6.5             8.5           7.6
Administrative expenses               4.0          5.1             4.6           4.7
                                    -----        -----           -----         -----
Operating income                      5.4          1.4             3.9           2.9
Interest expense                      4.2          4.6             4.2           4.8
                                    -----        -----           -----         -----
Income (Loss) before income taxes
  and extraordinary item              1.2         (3.2)            (.3)         (1.9)
Income tax (benefit)                   .5         (1.3)            (.1)          (.7)
                                    -----        -----           -----         -----
Income (Loss) before extraordinary
  item                                 .7         (1.9)            (.2)         (1.2)
Extraordinary item                     --           --              --            .7
                                    -----        -----           -----         -----
Net income (loss)                     0.7%        (1.9%)          (0.2%)        (0.5%)
                                    =====        =====           =====         =====

THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED OCTOBER 1, 1997

         RESTAURANT SALES. Restaurant sales decreased $13.3 million, or 17.6%, to $62.2 million for the thirteen-week period ended September 30, 1998 as compared with restaurant sales of $75.5 million for the thirteen-week period ended October 1, 1997. This decrease was primarily attributable to the sale of 63 Denny's and eight non-branded restaurants on March 25, 1998. As a result of this sale, restaurant sales attributable to the Black-eyed Pea restaurants increased to 56% of total sales in the 1998 period versus 42% in the 1997 period.

         FOOD AND BEVERAGE COST. Food and beverage cost increased to 27.5% of restaurant sales for the thirteen-week period ended September 30, 1998 as compared with 27.4% of restaurant sales for the thirteen-week period ended October 1, 1997, primarily as a result of higher food costs associated with the operation of the Black-eyed Pea restaurants.

         PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.2% of restaurant sales for the thirteen-week period ended September 30, 1998 as compared with 34.0% of restaurant sales for the thirteen-week period ended October 1, 1997. This increase was primarily the result of higher payroll and payroll related costs associated with the operation of the Black-eyed Pea restaurants offset by the sale and closure in 1997 and 1998 of Denny's restaurants, which operated with higher payroll costs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs, and other items was $1.9 million for the thirteen-week period ended September 30, 1998, as compared with $2.2 million for the thirteen-week period ended October 1, 1997. This decrease is attributable to a decrease in the amortization of store opening costs and the reduction of depreciation and amortization associated with the restaurants sold in March 1998.

         OTHER RESTAURANT OPERATING COSTS. Other restaurant operating costs were 28.7% of restaurant sales for the thirteen-week period ended September 30, 1998 as compared with 26.2% of restaurant sales for the thirteen-week period ended October 1, 1997. Excluding a $650,000 gain relating to the sale of eleven non-branded restaurants in 1997, other operating costs would have been 27.2% of revenue. The remainder of the increase was attributable to higher restaurant operating costs associated with the Black-eyed Pea restaurants.

         RESTAURANT OPERATING INCOME. Restaurant operating income decreased to $4.1 million for the thirteen-week period ended September 30, 1998, as compared with $7.1 million for the thirteen-week period ended October 1, 1997. This decrease was principally the result of the factors described above.

         ADMINISTRATIVE EXPENSES. Administrative expenses were $3.1 million, or 5.1% of restaurant sales, for the thirteen-week period ended September 30, 1998, which is an increase of $100,000 from $3.0 million, or 4.0% of restaurant sales, for the thirteen-week period ended October 1, 1997. This increase is attributable to costs associated with the terminated merger.

         INTEREST EXPENSE. Interest expense was $2.9 million for the thirteen-week period ended September 30, 1998 as compared with $3.2 million for the thirteen-week period ended October 1, 1997. The decrease is the result of the reduction in long-term obligations.

         INCOME TAX EXPENSE (BENEFIT). The Company recorded an income tax benefit of approximately $794,000, or an effective rate of 40.0%, for the thirteen-week period ended September 30, 1998 as compared with an income tax expense of approximately $355,000, or an effective rate of 41%, for the thirteen week period ended October 1, 1997.

         NET INCOME (LOSS). The Company recorded a net loss of approximately $1.2 million for the thirteen week period ended September 30, 1998 as compared with net income of $531,000 for the thirteen-week period ended October 1, 1997, as a result of the factors described above.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH THIRTY-NINE WEEK PERIOD ENDED OCTOBER 1, 1997

         RESTAURANT SALES. Restaurant sales decreased $30.6 million, or 13.4%, to $197.2 million for the thirty-nine week period ended September 30, 1998 as compared with restaurant sales of $227.8 million for the thirty-nine week period ended October 1, 1997. This decrease was primarily attributable to the sale and closure of certain restaurants during 1997 and 1998.

         COST OF FOOD AND BEVERAGE. Cost of food and beverage increased to 27.5% of restaurant sales for the thirty-nine week period ended September 30, 1998 as compared with 27.3% of restaurant sales for the thirty-nine week period ended October 1, 1997, primarily as the result of higher food costs associated with the operation of the Black-eyed Pea restaurants.

         PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.2% of restaurant sales for the thirty-nine week periods ended September 30, 1998 and October 1, 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items decreased to 2.9% of restaurant sales for the thirty-nine week period ended September 30, 1998 as compared with 3.0% of restaurant sales for the thirty-nine week period ended October 1, 1997. The decrease of $1.2 million was primarily attributable to a decrease in the amortization of store opening costs and the reduction of depreciation and amortization associated with the restaurants sold in March 1998.

         OTHER RESTAURANT OPERATING COSTS. Other restaurant operating costs were 27.8% of restaurant sales for the thirty-nine week period ended September 30, 1998 as compared with 27.0% of restaurant sales for the thirty-nine week period ended October 1, 1997. Included in the 1998 and 1997 results are gains of $579,000 and $1.7 million, respectively, relating to the sale of restaurants. Excluding these gains, other restaurant operating costs would have been 28.1% and 27.8% of revenue, respectively. This increase was primarily attributable to increased restaurant operating costs associated with Black-eyed Pea restaurants, including advertising.

         RESTAURANT OPERATING INCOME. Restaurant operating income decreased $4.2 million to $15.1 million for the thirty-nine week period ended September 30, 1998 as compared with $19.3 million for the thirty-nine week period ended October 1, 1997. This decrease was principally the result of the factors described above.

         ADMINISTRATIVE EXPENSES. Administrative expenses increased to 4.7% of restaurant sales for the thirty-nine week period ended September 30, 1998 as compared with 4.6% of restaurant sales for the thirty-nine week period ended October 1, 1997. This increase is attributable to the sale of certain restaurants during 1997 and 1998 and the reduction in related revenues.

         INTEREST EXPENSE. Interest expense was $9.4 million, or 4.8% of restaurant sales, for the thirty-nine week period ended September 30, 1998 as compared with $9.6 million, or 4.2% of restaurant sales, for the thirty-nine week period ended October 1, 1997. The percentage increase is the result of the reduction in revenues due to restaurant sales.

         INCOME TAX (BENEFIT). The Company recorded an income tax benefit of approximately $1.3 million, or an effective rate of 36.3%, for the thirty-nine week period ended September 30, 1998 as compared with an income tax benefit of approximately $271,000, or an effective rate of 40.0%, for the thirty-nine week period ended October 1, 1997. In 1998, the Company established a valuation allowance of $135,000.

         NET INCOME (LOSS). The Company recorded net loss of approximately $909,000, after the extraordinary gain associated with the early extinguishment of debt for the thirty-nine week period ended September 30, 1998 as compared with net loss of $408,000 for the thirty-nine week period ended October 1, 1997, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company, and the restaurant industry generally, receives substantially all of its revenue in cash with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $41.2 million at September 30, 1998 and $36.4 million at December 31, 1997. The Company anticipates that it will continue to operate with a working capital deficit.

The Company historically has satisfied its capital requirements through credit facilities and sale/leaseback financing. The Company requires capital principally for the development of new restaurants and to fund the acquisition and conversion of existing restaurants. Currently, the Company is in various stages of development of nine Black-eyed Pea restaurants, which it expects to open over the next six months. The Company estimates that its costs to develop and open new Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant. The Company believes that its financing commitments will be adequate to meet its financing needs associated with its new store development.

Net cash provided by (used in) operating activities was ($1.6 million) in the first thirty-nine weeks of 1997 and $278,000 in the first thirty-nine weeks of 1998. This change is primarily attributable to the collection of notes receivable and increases in receivables.

Net cash provided by investing activities increased from $1.5 million in the first thirty-nine weeks of 1997 to $23.5 million in the first thirty-nine weeks of 1998. This change is primarily attributable to the sale of certain restaurants in March 1998.

Net cash used in financing activities was $1.5 million in the first thirty-nine weeks of 1997 and $24.1 million in the first thirty-nine weeks of 1998. Cash used in financing activities was primarily attributable to the principal reductions in long-term debt.

In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for gross proceeds of $28.7 million. Net cash proceeds of $25.2 million were used to
(i) repay the promissory note (the "BEP Note") payable to the seller of Black-eyed Pea U.S.A., Inc. ("BEP") at a $2.4 million discount from its outstanding principal amount of approximately $15.3 million; (ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of Common Stock at an exercise price of $1.90 per share, which were issued in connection with the BEP Note; (iii) permanently reduce the Company's outstanding borrowings under the term loan of the Credit Facility to $1.5 million; and (iv) repay certain equipment operating leases associated with the restaurants sold in this transaction. The Company has included the $2.3 million before tax discount on the BEP note as an extraordinary item in the accompanying financial statements.

In March 1998, the Company sold five Denny's restaurants for cash and notes totaling $1.1 million, to an unrelated party. This transactions resulted in a gain of $575,000, which has been included in the accompanying financial statements as a reduction of other restaurant operating expenses. In addition, during fiscal 1998, the Company has closed six (five in the first quarter and one in the second quarter) Denny's restaurants that were not achieving acceptable cash flow requirements. In October 1998, the Company closed three Black-eyed Pea restaurants. The Company intends to continue to evaluate its existing restaurant portfolio and to close or sell restaurants as appropriate.

The Company was not in compliance with certain of its senior bank debt covenants at September 30, 1998, and has reclassified its senior bank debt as current. The Company has not received waivers, but is currently working to repay this indebtedness. Should the Company be unable to repay this indebtedness the senior lenders could, among other actions, accelerate the Company's obligations, which as of September 30, 1998 totaled approximately $14.7 million. The Company is currently negotiating with a financing source, the proceeds of which will be used to retire $7.5 million of its senior bank debt. Although the Company believes that such financing will be available, there is no assurance that such financing will be consummated on terms and conditions acceptable to the Company.

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

YEAR 2000 COMPLIANCE

The Year 2000 problem has become an issue for all companies. To the extent that the Company does not identify and upgrade, modify or replace computer hardware and software systems that are not designed to distinguish years beginning with 2000 from prior years, those systems will interpret January 1, 2000 as January 1, 1900. The untimely identification and resolution of this technology problem by the Company could have a material adverse effect on the Company's operating results and financial position. The Company has hired an outside consulting firm to determine the risk that the Year 2000 problem poses to the operations of the Company, to lower that risk to an acceptable level, and to develop and implement backup plans so that the Company will be prepared to deal with internal and external technology failures that may arise as a result of Year 2000 issues. An inventory and assessment of information technology hardware and software has been completed and the Company is determining a course of action for each item with date-related deficiencies. The Company will continue to identify technology systems and monitor and test those systems throughout 1998 and into 1999. The Company does not currently anticipate any material adverse effects related to Year 2000 issues.

NEW ACCOUNTING STANDARDS

At the beginning of fiscal 1998 the AICPA issued Statement of Position 98-5 "Reporting the Cost of Start-up Activities". This statement requires Companies to expense the cost of start-up activities as incurred. The Company plans to adopt this statement in fiscal 1999 and does not expect the cumulative effect of this adoption to be material.

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


                                             DENAMERICA CORP.

Dated:  November 12, 1998            By: /s/ Todd S. Brown
                                        ----------------------------------------
                                        Todd S. Brown
                                        Vice President, Chief Financial Officer,
                                        and Treasurer

                                        (Duly authorized officer of the
                                        registrant, principal financial
                                        and accounting officer)