Form 10-K405
period 1998-12-30
DENAMERICA CORP
filed 1999-04-14
CIK 925779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 1998
                         Commission File Number 1-13226

                                DENAMERICA CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                    58-1861457
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

        7373 N. Scottsdale Road
      Suite D-120, Scottsdale, AZ                          85253
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (480) 483-7055

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (6,620,869 shares) on March 31, 1999 was $6,620,869. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. For purposes of this computation, all directors, executive officers, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, executive officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

         Number  of shares of Common  Stock  outstanding  as of March 31,  1999:
13,485,277 shares of Common Stock, $.10 par value.

         Documents incorporated by reference:  None.

================================================================================

                                DENAMERICA CORP.

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1.     BUSINESS...........................................................1
ITEM 2.     PROPERTIES........................................................21
ITEM 3.     LEGAL PROCEEDINGS.................................................21
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............21

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.......................................22
ITEM 6.     SELECTED FINANCIAL DATA...........................................23
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................24
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.......................................................30
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................30
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................30

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................31
ITEM 11.    EXECUTIVE COMPENSATION............................................33
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT....................................................38
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................39

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K...............................................40
SIGNATURES  ..................................................................43

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-1

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE COMPANY'S "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 1999 AND THEREAFTER; FUTURE RESTAURANT OPERATIONS AND NEW RESTAURANT ACQUISITIONS OR DEVELOPMENT; THE RESTAURANT INDUSTRY IN GENERAL; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE FILING DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         The Company currently operates 201 family-oriented, full-service restaurants in 25 states, primarily in the southwestern, midwestern, western, and southeastern United States. The restaurants include 101 Black-eyed Pea restaurants, located primarily in Texas, Georgia, Arizona, Oklahoma, Florida, and the Washington, D.C. area, and 100 Denny's restaurants, which represents approximately 5.8% of the Denny's system and makes the Company the largest Denny's franchisee in terms of revenue and the number of restaurants operated. The Company has sold or converted to the Denny's concept all of the restaurants it previously operated under various other restaurant concepts ("non-branded restaurants").

         The Company currently intends to increase the number of its restaurants primarily through the development of new Black-eyed Pea and Denny's restaurants. In addition, the Company may expand its operations through the acquisition of one or more restaurant chains or multiple restaurant locations. Any such acquisitions would be made only if they can be integrated with the Company's existing restaurant operations and only if they would have a meaningful impact on the Company's operations. See Item 1, "Business - Strategy." As used in this Report, the term "Company" refers to DenAmerica Corp. and its predecessors, subsidiaries, and operating divisions. The Company's principal executive offices are located at 7373 N. Scottsdale Road, Suite D-120, Scottsdale, Arizona 85253, and its telephone number is (480) 483-7055.

THE COMPANY

         The Company began operations in 1986 through one or more predecessor entities under common control. The Company was incorporated in 1989 and initially pursued an aggressive program of growth through acquisitions of Denny's and other restaurants and through development of new Denny's restaurants. The Company resulted from the March 29, 1996 merger (the "Merger") of Denwest Restaurant Corp. ("DRC") and American Family Restaurants, Inc. ("AFR"). The Company acquired Black-eyed Pea U.S.A., Inc. ("BEP") in July 1996 (the "BEP Acquisition"). The table below sets forth information regarding the number of restaurants that the Company has acquired, developed, converted to the Denny's concept, and sold or closed in each year since the beginning of fiscal 1993, including restaurants developed, sold, or closed by BEP prior to the BEP Acquisition.

           RESTAURANTS ACQUIRED, DEVELOPED, CONVERTED, SOLD, OR CLOSED

                                          1993    1994    1995    1996    1997    1998
                                          ----    ----    ----    ----    ----    ----
BLACK-EYED PEA RESTAURANTS:
   Number open beginning of period .....    82      97     103     105      93     104
   Acquired ............................     0       0       0       0       9       2
   Developed ...........................    15       6       5       0       4       0
   Sold or closed ......................     0       0      (3)    (12)     (2)     (5)
                                          ----    ----    ----    ----    ----    ----
   Number open at end of period ........    97     103     105      93     104     101
                                          ====    ====    ====    ====    ====    ====
DENNY'S RESTAURANTS:
   Number open beginning of period .....    89     102     148     168     182     174
   Acquired ............................     2      40       3       0       0       0
   Developed ...........................     4       6       8       5       1       0
   Converted from other concept ........     7       1      10      15      10       0
   Sold or closed ......................     0      (1)     (1)     (6)    (19)    (74)
                                          ----    ----    ----    ----    ----    ----
   Number open at end of period ........   102     148     168     182     174     100
                                          ====    ====    ====    ====    ====    ====
NON-BRANDED RESTAURANTS:
   Number open beginning of period .....    43      59      56      82      20       3
   Acquired ............................    21       1      36       0       0       0
   Converted ...........................    (7)     (1)    (10)    (15)    (10)      0
   Sold or closed ......................    (1)     (3)     (0)    (47)     (7)     (3)
                                          ----    ----    ----    ----    ----    ----
   Number open at end of period ........    59      56      82      20       3       0
                                          ====    ====    ====    ====    ====    ====
TOTAL NUMBER OF RESTAURANTS OPEN AT END
OF PERIOD ..............................   258     307     355     295     283     201
                                          ====    ====    ====    ====    ====    ====

         The following table sets forth certain information with respect to the Company's restaurants as of March 31, 1999.

              BLACK-EYED PEA   DENNY'S                  BLACK-EYED PEA   DENNY'S
              --------------   -------                  --------------   -------
Alabama.......                     1      Nebraska......                     4
Arizona.......       7            13      Nevada........                     1
Arkansas......                     1      New Mexico....       2
Colorado......                     7      North Carolina       1
Florida.......       3            19      Oklahoma......       5             7
Georgia.......       8                    Oregon........                     1
Idaho.........                     5      South Carolina       1
Iowa..........                     4      South Dakota..                     1
Kansas........       2             1      Tennessee.....       1
Louisiana.....                     1      Texas.........      61            23
Maryland......       4                    Utah..........                     8
Minnesota.....                     1      Virginia......       5
Missouri......       1             1      Wisconsin.....                     1
                                                            ----          ----
                                               Totals...     101           100
                                                            ====          ====

STRATEGY

         The Company's business strategy is to (i) enhance its operational efficiencies; (ii) refinance existing indebtedness and match cash flows from operations with debt service obligations; (iii) enhance and refine the Black-eyed Pea restaurant concept; (iv) continue to develop new restaurants; (v) sell or close certain underperforming restaurants; and (vi) acquire additional restaurants.

ENHANCEMENT OF OPERATING EFFICIENCIES

         The Company intends to enhance its operating efficiencies by concentrating its restaurant development and acquisition efforts, as described below, in selected markets where it operates existing restaurants in order to capitalize on certain operating efficiencies that such concentration generally provides. The Company's experience indicates that operating multiple restaurant locations in targeted markets enables each restaurant within the market to achieve increased customer recognition and to obtain greater benefits from advertising and marketing expenditures than can be obtained by single restaurants in isolated markets. In addition, concentration of restaurants in specific markets generally produces economies of scale and costs savings as a result of lower overall management costs, lower costs of goods sold as a result of lower distribution costs, more efficient utilization of advertising and marketing programs, and other administrative savings. The Company believes that this strategy has been particularly successful in Texas, Oklahoma, and Arizona, where the Company operates the majority of its Black-eyed Pea restaurants. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

REFINANCING EXISTING INDEBTEDNESS

         During 1998, the Company sold or refinanced certain assets in an effort to reduce its outstanding indebtedness and better match its cash flows from operations with its debt service obligations. To that end, the Company sold 76 restaurants in March 1998 and applied the proceeds from those sales to reduce its outstanding debt. The Company also refinanced certain of its existing obligations during 1998.

         In April 1999, the Company obtained a commitment for new borrowings totaling $20.1 million. The Company intends to use the proceeds from these borrowings primarily to permanently retire its existing credit facility and to repay other outstanding obligations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company intends to continue to pursue various alternatives to refinance other assets during 1999 in an effort to further match its cash flows to its debt service obligations.

ENHANCEMENT OF AND REFINEMENTS TO THE BLACK-EYED PEA CONCEPT

         The Company has initiated a program to enhance and refine the Black-eyed Pea restaurant concept in order to improve the unit economics of its Black-eyed Pea restaurants. During 1998, the Company completed development of a number of changes to its "prototype" Black-eyed Pea restaurant. These changes are designed to improve unit economics by reducing the costs required to develop and equip each new restaurant. The changes include the following:

         * de-emphasizing bar sales, which currently account for only 2.0% of sales at Black-eyed Pea restaurants, in order to eliminate the costs associated with installing, equipping, and stocking a full bar;

         * reducing the overall size of its prototype restaurant to between approximately 4,900 and 5,400 square feet from the previous average of 5,400 square feet, which reduces construction, furnishing, and equipment costs; and

         * increasing emphasis on take-out sales, which grew to approximately 11.4% of per-store sales in fiscal 1998 from approximately 11% in fiscal 1997.

The Company currently plans to open eight new Black-eyed Pea restaurants during 1999 utilizing the new prototype design. Although the Company acquired all of the remaining franchised Black-eyed Pea restaurants during 1998, it may resume its franchising activities in the future.

NEW RESTAURANT DEVELOPMENT

         The Company plans to continue to develop new restaurants, particularly in markets where it currently operates restaurants, in order to capitalize on positive demographic and traffic patterns, an existing management structure, established advertising programs, and reduced distribution costs of food and beverages. The development efforts will concentrate on Black-eyed Pea restaurants because of the better unit economics provided by those restaurants. The Company believes that it is positioned for growth as a result of the development of the new Black-eyed Pea prototype and anticipates that it will open eight new Black-eyed Pea restaurants by the end of 1999. The Company also has a development arrangement with Denny's, Inc., the franchiser of Denny's restaurants, under which the Company will develop seven new Denny's restaurants at specific sites over the next several years.

SALE OR CLOSURE OF CERTAIN RESTAURANTS

         The Company continually evaluates the operating results of each of its restaurants and seeks to sell or close any restaurants that do not meet criteria based on operating results, location, renovation costs, or other competitive factors. Based on these criteria, during 1997 and 1998 the Company sold or closed a total of seven Black-eyed Pea restaurants, 93 Denny's restaurants, and 10 non-branded restaurants, including the 76 restaurants sold in March 1998. The Company applied the proceeds from certain of those sales to reduce its outstanding indebtedness to a level that the Company believes its operations can support profitably or to provide capital for additional growth. As a result of those sales and debt reduction and its current commitments for additional financing, the Company believes that it is now positioned to resume growth through development and acquisitions of additional restaurants. To the extent that the Company deems it appropriate to sell additional restaurants in the future, the Company intends to apply the proceeds from such sales to further reduce its outstanding indebtedness.

RESTAURANT ACQUISITIONS

         The Company plans to acquire restaurants when it believes it can take advantage of its organizational infrastructure and management expertise to bring improved quality and operating efficiencies to the acquired restaurants. From January 1, 1994 through July 3, 1996, the Company acquired a total of 179 restaurants in nine transactions. Of these restaurants, 99 were Black-eyed Pea restaurants purchased in the BEP Acquisition and 43 were Denny's restaurants acquired either from Denny's, Inc. or from other Denny's franchisees. During fiscal 1997 and 1998, the Company acquired a total of 11 Black-eyed Pea restaurants from the franchisees operating those restaurants. These strategic acquisitions increased market share in existing marketplaces or extended geographic coverage and generally resulted in a decrease in administrative expenses as a percentage of sales without a proportionate cost increase.

BLACK-EYED PEA RESTAURANTS

CONCEPT

         The Company currently operates 101 Black-eyed Pea restaurants in 13 states. Black-eyed Pea restaurants are full-service, casual dining establishments featuring wholesome home-style meals. The Company believes that the emphasis of Black-eyed Pea restaurants on quality food, comfortable atmosphere, friendly service, and reasonable prices attracts a broad range of customers, including families and business people. Black-eyed Pea restaurants generally are open for lunch and dinner seven days a week, typically from 11:00 a.m. to 10:00 p.m.

MENU

         Black-eyed Pea restaurants offer a variety of entrees accompanied by a broad selection of fresh vegetables and freshly baked breads, large servings of iced tea and soft drinks (with complimentary refills), and fruit cobblers, pies, and other freshly prepared desserts. Entrees include chicken fried steak, grilled chicken, seasoned meat loaf, pot roast with gravy, and roast turkey with dressing. Black-eyed Pea restaurants also offer a range of freshly made soups, salads, appetizers, and sandwiches. In addition to its standard menu items, Black-eyed Pea restaurants offer regular daily specials, such as chicken pot pie, fried fish, and chicken and dumplings. Vegetable offerings are an important component of the Black-eyed Pea restaurant menu. Each restaurant features a dozen vegetables daily, from which customers can make two or three selections to accompany their meals, as well as a vegetable plate entree, which consists of up to five vegetable selections. To encourage family dining, Black-eyed Pea restaurants feature a children's menu, which offers smaller portions of regular menu items as well as special items, such as peanut butter and jelly and grilled cheese sandwiches. As of December 30, 1998, the average check per customer at the Company's Black-eyed Pea restaurants was approximately $7.95. In fiscal 1998, liquor sales accounted for approximately 2.0% of total revenue of Black-eyed Pea restaurants.

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

RESTAURANT LAYOUT

         Black-eyed Pea restaurants feature a casual and comfortable dining atmosphere that appeals to a broad customer base, including families. Most Black-eyed Pea restaurants have booth and table seating as well as a small lunch counter/bar on one side of the dining room, which also provides take-out service. Black-eyed Pea restaurants generally range in size from approximately 4,000 square feet to 6,000 square feet and have dining room seating for 160 to 210 customers and counter/bar seating for approximately 10 additional guests. The Company's current prototype restaurant is approximately 4,900 to 5,400 square feet and has dining room seating for approximately 170 to 200 customers plus a take-out service counter.

UNIT ECONOMICS

         The Company estimates that its total costs of developing a new Black-eyed Pea restaurant currently ranges from $400,000 to $450,000, exclusive of annual operating costs and assuming that the land and buildings are obtained under a lease arrangement. These costs include approximately (i) $350,000 to $400,000 for furniture, fixtures, and equipment, and (ii) $50,000 for pre-opening costs, including hiring and training costs, employee wages, and advertising. The Company currently plans to lease substantially all of its new Black-eyed Pea restaurant sites. See Item 1, "Business - Financing and Leasing" and Item 2, "Properties."

SITE SELECTION

         The Company believes that proper site selection is critical to maximizing the success of a particular Black-eyed Pea restaurant. Therefore, senior management devotes significant time and resources in selecting and evaluating each prospective site. The Company analyzes a variety of factors in the site selection process, including local market demographics, acquisition cost, site visibility and accessibility, and proximity to significant generators of potential customers such as major retailers, retail centers, office complexes, hotels and entertainment centers. The Company develops stand-alone Black-eyed Pea restaurants as well as in-line store front restaurants in locations that offer visibility and convenient customer access.

FRANCHISING

         The Company previously franchised or licensed a number of Black-eyed Pea restaurants to third parties. The Company acquired all of the remaining franchised Black-eyed Pea restaurants during fiscal 1998. The Company may resume its franchising activities in the future.

DENNY'S RESTAURANTS

         The Company currently operates 100 Denny's restaurants in 19 states, representing approximately 5.8% of the Denny's system. The Company is the largest Denny's franchisee in terms of revenue and the number of restaurants operated.

DENNY'S, INC.

         The Company operates its Denny's restaurants pursuant to franchise agreements with Denny's, Inc. See Item 1, "Business - Denny's Restaurants - Denny's Franchise Agreements." Denny's, Inc. is a wholly owned subsidiary of Advantica Restaurant Group, Inc., the successor to Flagstar Companies, Inc. ("Advantica"), one of the largest restaurant companies in the United States. Advantica currently conducts its restaurant operations through several principal chains, the largest of which is Denny's, the largest family-oriented, full-service restaurant chain in the United States, with more than 1,700 corporate-owned or franchised units in 49 states and six foreign countries. Advantica emerged from bankruptcy protection in late 1997. See Item 1, "Special Considerations - The Company relies on Denny's, Inc."

CONCEPT

         Denny's are family-oriented, full-service restaurants, featuring a wide variety of traditional family fare. The restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service. Denny's restaurants generally are open 24 hours a day, seven days a week.

MENU AND PRICING

     All Denny's restaurants throughout the United States have uniform menus with some regional and seasonal variations. Denny's restaurants serve breakfast, lunch, and dinner and also feature a "late night" menu. Breakfasts, which include Denny's popular breakfast combinations consisting of a variety of eggs, omelets, pancakes, waffles, cereals, and muffins, are served 24 hours a day. Lunch and dinner entrees include a broad range of hamburgers and other sandwiches, steaks, pork chops, and chicken pot pies. The restaurants also offer a variety of soups, salads, sandwiches, appetizers, side orders, beverages, and desserts. Appetizers include mozzarella sticks, buffalo wings, chili, chicken strips, and quesadillas. Desserts include cakes, pies, ice cream, and sundaes. The restaurants offer free refills on coffee, soft drinks, lemonade, and tea. Special menus are available for senior citizens and children. As of December 30, 1998, the average check per customer at the Company's Denny's restaurants was approximately $5.45.

RESTAURANT DESIGN

         The Company's Denny's restaurants generally operate in free-standing locations in high-traffic commercial areas. The restaurants average approximately 4,800 to 5,200 square feet, with seating capacity ranging from 90 to 210 people. Generally, the dining areas are fully carpeted and informal in design and contain booths, tables, and counter seating. The layout of each restaurant is designed to easily accommodate both smaller groups of two to four as well as large groups of guests. All guests are greeted and seated by a host or hostess when they enter the restaurant.

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

DENNY'S FRANCHISE AGREEMENTS

         The Company is a party to a separate franchise agreement with Denny's, Inc. for each of its Denny's restaurants (the "Denny's Franchise Agreements"). The Denny's Franchise Agreements generally require payment of an initial franchise fee and a royalty equal to 4% of weekly gross sales (as defined in the Denny's Franchise Agreements) and an advertising contribution of 2% to 3% of weekly gross sales in markets where Denny's, Inc. conducts significant institutional advertising. Initial franchise fees for the Denny's restaurants operated by the Company have ranged from $0 to $35,000. The Company currently pays a franchise fee of $20,000 for each new Denny's restaurant that it opens. The Denny's Franchise Agreements generally have a term of 20 years or the earlier expiration of the relevant building lease (including options for extensions). A Denny's Franchise Agreement may be terminated by the Company only upon the occurrence of a material breach by Denny's, Inc.

         The Denny's Franchise Agreements entitle the Company to use the "Denny's" name, trade symbols, and intellectual property, including menus, symbols, labels, and designs, to promote the restaurants and the Denny's affiliation. Denny's, Inc. also furnishes training and supervisory materials for maintaining modern and efficient operation of the restaurants and helps fund a national advertising campaign. The Company generally is required to maintain a standard exterior decor and exterior signs and a consistent interior color scheme and layout at its Denny's restaurants. Each Denny's restaurant employee is required to wear a standard uniform. The Company is free to establish its own prices at its Denny's restaurants, which may differ by location and are influenced by geographic and other considerations.

         An agreement between the Company and Denny's, Inc. gives Denny's, Inc. the right to terminate substantially all of the Denny's Franchise Agreements in the event that Banque Paribas takes certain actions while the Company is in default under the terms of its credit facility with Banque Paribas and the Company's other senior lenders. The cancellation of the Denny's Franchise Agreements as a result of a default by the Company under its credit facility would have a material adverse effect on the Company. In the event that the Company assigns its rights under any of the Denny's Franchise Agreements, those agreements give Denny's, Inc. the option to purchase the interest being transferred. As long as the Company is a publicly held corporation, an assignment will be deemed to have occurred only if any person, entity, or group of persons (other than a group which includes Jack M. Lloyd, William J. Howard, and William G. Cox, each of whom is an officer and director of the Company, Jeffrey D. Miller, a former officer and director of the Company, or BancBoston Ventures, Inc. ("BancBoston"), a significant shareholder of the Company) acquires voting control of the Company's Board of Directors.

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

NON-BRANDED RESTAURANTS

         The Company previously operated a number of non-branded restaurants under various names. During fiscal 1998, the Company closed its remaining non-branded restaurant.

EXPANSION OF OPERATIONS

         The Company's current growth plan is to develop Black-eyed Pea restaurants, primarily in Texas, Oklahoma, and Arizona. In addition, the Company currently plans to develop seven Denny's restaurants over the next several years. The Company also may acquire or develop restaurants operating under different concepts, but currently has no plans to do so. This growth plan emphasizes a continued focus on restaurant locations and operations. Before developing or acquiring any restaurants in a particular location within its target market, the Company evaluates factors such as the size of the market area, demographic and population trends, competition, and the availability and cost of suitable restaurant locations. See Item 1, "Business - Black-eyed Pea Restaurants - Site Selection" and "Business - Denny's Restaurants - Site Selection."

         The Company believes it is able to achieve significant cost savings when it incorporates newly developed or acquired restaurants into its operations by taking advantage of certain economies of scale associated with administrative overhead and management personnel and systems. As a result, the Company believes that its corporate infrastructure enables it to eliminate administrative and managerial redundancies and to reduce the overall operating costs on a per-restaurant basis. The Company intends to continue developing new restaurants in order to enhance its presence in its target markets; to establish the necessary base from which it can further penetrate these markets; and to capitalize on purchasing, advertising, managerial, administrative, and other efficiencies that result from the concentration of restaurants in specific markets.

RESTAURANT DEVELOPMENT

         Since 1986, the Company has developed and/or converted 67 Denny's restaurants. In the three and one-half year period prior to the BEP Acquisition, BEP developed 11 and franchised four Black-eyed Pea restaurants. The Company has accelerated the development of additional Black-eyed Pea restaurants and anticipates that it will open eight new Black-eyed Pea restaurants during 1999. The Company also has a development arrangement with Denny's, Inc., the franchiser of Denny's restaurants, under which the Company will develop seven new Denny's restaurants at specific sites over the next several years. The following table sets forth certain information with respect to the Company's current restaurant development plans.

                                            PLANNED DEVELOPMENT -
                                            NUMBER OF RESTAURANTS
                                            ---------------------
                        STATE          BLACK-EYED PEA         DENNY'S
                        -----          --------------         -------

                 Arizona ............         2                   1
                 Colorado ...........        --                   2
                 Florida ............        --                   2
                 Oklahoma ...........         1                  --
                 Texas ..............         5                   2
                                             --                  --
                    Totals ..........         8                   7
                                             ==                  ==


The specific time frame in which the Company is able to develop new restaurants will be determined by the Company's success in

         *        identifying suitable sites;

         * obtaining financing for construction, tenant improvements, furniture, fixtures, and equipment;

         *        negotiating acceptable lease or purchase terms;

         * securing the appropriate governmental permits and approvals (including those relating to zoning, environmental, health, and liquor licenses);

         *        managing restaurant construction; and

         *        recruiting and training qualified personnel.

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

         The Company also maintains quality assurance procedures designed to ensure compliance with the high quality of products and services mandated by it and by Denny's, Inc. in the case of its Denny's restaurants. Company personnel make unannounced visits to its restaurants to evaluate the facilities, products, employees, and services. The Company believes that its quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with the Company's standards and, in the case of its Denny's restaurants, those mandated by Denny's, Inc.

         One vice president of operations currently administers the operations of Black-eyed Pea restaurants. The Black-eyed Pea restaurant system has two regional vice presidents, who report to the vice president of operations. Each regional vice president is responsible for eight to nine districts, each of which is in turn supervised by a district manager. Most district managers are responsible for six or seven restaurant locations. The management staff of a typical Black-eyed Pea restaurant consists of a general manager, an assistant general manager, and one or two assistant managers. Each Black-eyed Pea restaurant employs approximately 60 persons.

         The Company's two regional vice presidents for Denny's restaurants currently administer the operations of the Company's Denny's restaurants. District managers are responsible for the six to eight restaurants within their district. Restaurant managers are responsible for day-to-day operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. As required by Denny's, Inc., the Company staffs each of its Denny's restaurants with an on-site general manager, two assistant managers, and 20 to 50 full-time or part-time hourly employees.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company maintains a centralized, computerized accounting system for financial controls and reporting functions for all of its Black-eyed Pea and Denny's restaurants. The Company generally has a point-of-sale reporting system in each of its Black-eyed Pea and Denny's restaurants, which provides sales mix information, labor scheduling functions, and weekly close-out processes. The Company's point-of-sale compliance center at its headquarters in Scottsdale, Arizona, handles point-of-sale hardware, software, and training issues. Restaurant managers submit weekly reports on sales volume and mix, customer counts, and labor costs to the Company's corporate management. The Company's Black-eyed Pea restaurants perform weekly inventory counts. Each of the Company's Denny's restaurants maintains "par stock" inventory levels. The Company's accounting department prepares monthly profit and loss statements, which operational managers review and compare with the Company's prepared budgets. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

FINANCING AND LEASING

         It is the Company's current strategy to lease, rather than own, the land and buildings associated with the operations of its restaurants. Historically, the Company has entered into sale-leaseback transactions under which the financing company purchases the identified parcel of land and funds the costs of the restaurant construction, excluding the initial franchise fee, equipment costs, and restaurant pre-opening expenses. The financing company then leases the restaurant property back to the Company for up to 30 years, including renewal option periods, under the terms of a triple-net lease. The Company's ability to effect its new restaurant development strategy depends on the availability of financing on terms and conditions that the Company believes are appropriate for the risk of the development. The inability of the Company to secure sufficient additional sale-leaseback or other financing in the future could have a significant impact on its ability to acquire or develop new restaurants.

         The Company entered into a credit facility with Banque Paribas, as agent, and the Company's other senior lenders in connection with the Merger and the BEP Acquisition in 1996. The Company took a number of steps during fiscal 1998 that reduced its outstanding indebtedness under the credit facility in order to better match its cash flows from operations with its debt service obligations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Reference is made to Item 13, "Certain Relationships and Related Transactions" for additional information regarding sale and lease transactions in connection with the BEP Acquisition.

         In April 1999, the Company obtained financing commitments in amounts that it believes will be sufficient for its ongoing operations and anticipated restaurant development activities during 1999. See Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         The Company's Denny's restaurants operate on a par stock system, which enables restaurant managers to place weekly inventory orders based on historical sales volumes, thereby focusing on customer service rather than on purchasing decisions. The Company purchases most of its food inventory for its Denny's restaurants from a single supplier that specializes in providing food products to Denny's franchisees. The Company believes that its purchases from this supplier enable the Company to maintain a high level of quality consistent with Denny's restaurants; to realize convenience and dependability in the receipt of its supplies; to avoid the costs of maintaining a large purchasing department, large inventories, and product warehouses; and to attain cost advantages as a result of volume purchases. The Company has a supply agreement with its primary supplier.

The Company believes that food goods could be readily purchased from a large number of vendors throughout its regions of operation in the event that it is unable to purchase sufficient inventory from its primary supplier. Each of the Company's Denny's restaurants purchases dairy, bakery, and produce goods from approved local vendors.

ADVERTISING AND MARKETING

         The Company uses television, radio and print advertising, and special promotions to increase the traffic and sales at its Black-eyed Pea restaurants. The Company's strategy is to develop a sufficient number of Black-eyed Pea restaurants in its markets to permit the cost-effective use of television and radio advertising. The Company's advertising campaigns are designed to communicate the distinctive aspects of the Black-eyed Pea concept and are targeted to appeal to its customer base. The Company employs a full-time vice president of marketing who plans, develops, and implements advertising campaigns for its Black-eyed Pea restaurants. The Company also uses full-service advertising agencies. Expenditures for Black-eyed Pea advertising (including local promotions) were approximately 4.3% of Black-eyed Pea restaurant sales during fiscal 1998.

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

         Sales of alcoholic beverages comprised less than 2.0% and 1.0%, respectively, of restaurant sales in its Black-eyed Pea and Denny's restaurants during fiscal 1998. The sale of alcoholic beverages is subject to extensive regulations. The Company may be subject to "dram-shop" statues, which generally provide an individual injured by an intoxicated person the right to recover damages from the establishment that wrongfully served alcoholic beverages to that person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been a defendant in a lawsuit involving "dram-shop" statutes.

         The Company has in the past franchised Black-eyed Pea restaurants to third parties and may in the future resume its franchising efforts. If the Company resumes franchising activities, it would be subject to Federal Trade Commission regulations and state laws that regulate the offer and sale of restaurant franchises, as well as state laws that regulate substantive aspects of the franchisor-franchisee relationship. Certain of such laws also may restrict the Company's ability to terminate the franchise agreements for its franchised restaurants.

TRADEMARKS AND SERVICE MARKS

         The Company has registered or has applied for registration of a number of service marks, including the names "Black-eyed Pea," "Dixie House," and the slogan "Home Cookin' Worth Going Out For," with the United States Patent and Trademark Office and in various states in connection with its Black-eyed Pea operations. The Company regards these service marks as having significant value and being an important factor in the marketing of its restaurants. The Company licenses the right to use the "Denny's" trademark directly from Denny's, Inc. The Company believes that the continued right to use the "Denny's" trademark is important to its success. The Company also owns or licenses the right to use certain other trademarks that it does not consider essential to its success.

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

EMPLOYEES

         At March 31, 1999, the Company had approximately 10,000 employees, of whom approximately 75 were corporate personnel, approximately 450 were restaurant management personnel, and the remainder were hourly personnel. The Company is not a party to any collective bargaining agreement. The Company believes that its relationship with its employees is good.

         Each of the Company's typical Black-eyed Pea restaurants employs approximately 60 persons. Each of the Company's typical Denny's restaurants has approximately 35 employees, including approximately 15 kitchen personnel and 20 service personnel. Many of the Company's employees work part-time. Restaurant personnel, other than regional, district and restaurant managers, are paid on an hourly basis. Hourly rates vary according to geographical location, generally ranging from $5.15 to $8.00 an hour for kitchen personnel. The Company generally pays service personnel the applicable minimum wage plus tips.

                             SPECIAL CONSIDERATIONS

         THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS.

THE COMPANY CANNOT PROVIDE ASSURANCE OF PROFITABILITY

         The Company has not been profitable in the last two years and cannot provide assurance that its operations will be profitable in the future. The Company's ability to generate operating profits will depend upon

         * the Company's ability to refinance, restructure, or repay its outstanding debt;

         *  general economic and demographic conditions;

         *  the Company's capital resources; and

         *  the nature and extent of any future developments and acquisitions.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements.

THE COMPANY HAS SIGNIFICANT INDEBTEDNESS

         The development of new restaurants and the acquisition of existing restaurants requires funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, any applicable initial franchise fees, and additional expenditures. See Item 1, "Business - Black-eyed Pea Restaurants - Unit Economics" and "Business - Denny's Restaurants - Unit Economics." The Company has incurred substantial debt to develop new restaurants, to acquire additional restaurants, and to convert certain restaurants to the Denny's concept. The Company may incur substantial additional debt in the future in order to implement its business plan and growth strategy. As of December 30, 1998, the Company had long-term debt of $23.5 million, subordinated notes of $16.2 million, obligations under capital leases aggregating $32.8 million, and a working capital deficit of $44.8 million.

         The Company utilized the proceeds from sales of restaurants during fiscal 1997 and fiscal 1998 to reduce its outstanding debt. In April 1999 the Company obtained financing commitments in amounts that it believes will be sufficient for its ongoing operations and anticipated restaurant development activities during 1999. See Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company may seek additional equity or debt financing in the future, however, to provide funds to develop or acquire additional restaurants. The Company, however, cannot provide assurance that

         *  such   financing   will  be   available  or  will  be  available  on
            satisfactory terms;

         * the Company will be able to develop or acquire new restaurants or to otherwise expand its restaurant operations; or

         * the Company will be able to refinance, restructure, or satisfy its obligations as they become due.

See Item 1, "Special Considerations - The Company faces risks associated with the expansion of its operations" and "Special Considerations -The Company may be unable to develop restaurants." While debt financing enables the Company to add more restaurants than it would otherwise be able to do, such financing increases expenses and must be repaid by the Company regardless of the Company's operating results. Future equity financings could result in dilution to existing shareholders.

THE COMPANY FACES RISKS ASSOCIATED WITH THE EXPANSION OF ITS OPERATIONS

         The Company currently intends to pursue a strategy of growth primarily through the development of new Black-eyed Pea and Denny's restaurants. The Company also may acquire additional Denny's or other restaurants in the future. See Item 1, "Business - Strategy" and "Business - Expansion of Operations." The rate at which the Company will be able to increase the number of restaurants it operates will vary depending upon whether the

Company acquires existing restaurants or develops new restaurants. Unforeseen expenses, difficulties, and delays frequently encountered in connection with the rapid expansion of operations could hinder the Company from executing its business strategy. The magnitude, timing, and nature of future restaurant developments and acquisitions will depend upon various factors, many of which will be beyond the Company's control. These factors include the Company's ability to:

         *        locate suitable restaurant development sites in terms of

                  -        favorable population characteristics,
                  -        density and household income levels,
                  -        visibility, accessibility, and traffic volume,
                  - proximity to demand generators (including shopping malls, lodging, and office complexes), and
                  -        potential competition;

         * identify and acquire existing restaurants on satisfactory terms and conditions;

         *        obtain   financing  for  restaurant   acquisitions,   building
                  construction, tenant improvements, furniture, fixtures, and equipment;

         *        negotiate acceptable leases or terms of purchase;

         * obtain any required consents from Denny's, Inc., or the Company's lenders for such developments and acquisitions;

         * secure liquor licenses and zoning, environmental, health, and similar regulatory approvals;

         *        recruit and train qualified management and other personnel;

         *        continue   development   and   implementation   of  management
                  information systems; and

         *        manage   successfully  the  rate  of  expansion  and  expanded
                  operations.

         The opening of new restaurants also may be affected by increased construction costs and delays resulting from governmental regulatory approvals, strikes or work stoppages, adverse weather conditions, and various acts of God. Newly opened restaurants may operate at a loss for a period following their initial opening. The length of this period will depend upon a number of factors, including the time of year the restaurant is opened, sales volume, and the Company's ability to control costs. The Company cannot provide assurance

         *        that it will be successful in developing  new  restaurants  or
                  acquiring   existing   restaurants  on  acceptable  terms  and
                  conditions;

         * that any additional restaurants it develops or acquires will be effectively and profitably managed and integrated into its operations; or

         * that any restaurants that it develops or acquires will operate profitably.

         The Company will require substantial funds in order to successfully execute its business strategy. These funds historically have been provided by sale-leaseback financing arrangements. The Company currently has financing commitments available in amounts that it believes will be sufficient for its ongoing operations and anticipated restaurant development activities during 1999. The Company cannot provide assurance, however, that adequate financing will continue to be available on terms acceptable to the Company.

THE COMPANY RELIES ON DENNY'S, INC.

         The Company currently operates 100 Denny's restaurants as a Denny's franchisee. As a result of the nature of franchising and the Company's franchise agreements with Denny's, Inc., the long-term success of the Company depends, to a significant extent, on

         * the continued vitality of the Denny's restaurant concept and the overall success of the Denny's System;

         * the ability of Denny's, Inc. to identify and react to new trends in the restaurant industry, including the development of popular menu items;

         * the ability of Denny's, Inc. to develop and pursue appropriate marketing strategies in order to maintain and enhance the name recognition, reputation, and market perception of Denny's restaurants;

         *  the goodwill associated with the Denny's trademark;

         * the quality, consistency, and management of the overall Denny's System; and

         * the successful operation of Denny's restaurants owned by Denny's, Inc. and other Denny's franchisees.

         Advantica Restaurant Group, Inc., the parent of Denny's, Inc., emerged from bankruptcy protection in 1997. Any financial reversals or illiquidity on the part of Advantica could have a material adverse effect on Denny's, Inc. The Company has no control over the management or operation of Denny's, Inc. or other Denny's franchisees. A variety of factors affecting Denny's, Inc. could have a material adverse effect on the Company, including the following:

         *  any business reversals that may be encountered by Denny's, Inc.;

         * a failure by Denny's, Inc. to promote the Denny's name or restaurant concept;

         *  the   inability   or  failure  of  Denny's,   Inc.  to  support  its
            franchisees, including the Company;

         * the failure to operate successfully the Denny's restaurants that Denny's, Inc. itself owns; or

         * negative publicity with respect to Denny's, Inc. or the Denny's name.

DENNY'S FRANCHISE AGREEMENTS IMPOSE RESTRICTIONS AND OBLIGATIONS ON THE COMPANY

         The Denny's Franchise Agreements impose a number of restrictions and obligations on the Company. The Denny's Franchise Agreements require the Company to pay an initial franchise fee and royalties equal to 4% of weekly gross sales and an advertising contribution of 2% to 3% of weekly gross sales. The Company must pay or accrue such amounts regardless of the profitability of the Company's Denny's restaurants. The Denny's Franchise Agreements also require the Company to operate its Denny's restaurants in accordance with the requirements and specifications established by Denny's, Inc. These requirements and specifications relate to the exterior and interior design, decor, and furnishings of Denny's restaurants, menu selection, the preparation of food products, and quality of service as well as general operating procedures, advertising, maintenance of records, and protection of trademarks. In addition, from time to time Denny's, Inc. may require the Company to modify its restaurants to conform with the then-existing Denny's restaurant format. Denny's, Inc. has retained the right to open on its own behalf or to grant to other franchisees the right to open other Denny's restaurants in the immediate vicinity of the Company's Denny's restaurants. See Item 1, "Business - Denny's Restaurants - Denny's Franchise Agreements."

         An agreement between the Company and Denny's, Inc. gives Denny's, Inc. the right to terminate substantially all of the Denny's Franchise Agreements in the event that Banque Paribas takes certain actions while the Company is in default under the terms of its credit facility with Banque Paribas and the Company's other senior lenders. If the Company fails to satisfy the requirements described above or otherwise defaults under the Denny's Franchise Agreements, the Company could be subject to potential damages for breach of contract and could lose its rights under those agreements. At December 30, 1998, the Company was not in compliance with certain financial covenants under its credit facility. In April 1999, however, the Company obtained financing commitments in amounts that it believes will be sufficient for its ongoing operations and anticipated restaurant development activities during 1999. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The cancellation of the Denny's Franchise Agreements, which include the right to what the Company believes are favorable franchise arrangements and the right to use the "Denny's" trademarks and trade styles, would have a material adverse effect on the Company.

         The Denny's Franchise Agreements also provide that, in the event the Company assigns its rights under any of those agreements, Denny's, Inc. will have the option to purchase the interest being transferred. An assignment under the Denny's Franchise Agreements will be deemed to have occurred if a person, entity, or group of persons (other than a group including any of Jack M. Lloyd, William J. Howard, and William G. Cox, each of whom is an officer and director of the Company; Jeffrey D. Miller, a former officer and director of the Company; or BancBoston) acquires voting control of the Board of Directors of the Company.

THE COMPANY FACES CERTAIN RISKS AFFECTING THE RESTAURANT INDUSTRY

         The ownership and operation of restaurants may be affected by a variety of factors over which the Company has no control. These factors include the following:

*  adverse   changes  in   national,        *  changing consumer tastes, habits,
   regional,  or local  economic  or           and spending priorities;
   market conditions;
                                            *  the  cost  and   availability  of
*  increased  costs of labor or food           insurance coverage;
   products;
                                            *  management problems;
*  fuel    shortages    and    price
   increases;                               *  uninsured losses;

*  competitive factors;                     *  limited   alternative   uses  for
                                               properties and equipment;
*  the number, density, and location
   of competitors;                          *  changes in government regulation;
                                               and
*  changing demographics;
                                            *  weather conditions.
*  changing traffic patterns;

Third parties may file lawsuits against the Company based on discrimination, personal injury, claims for injuries or damages caused by serving alcoholic beverages to an intoxicated person or to a minor, or other claims. As a multi-unit restaurant operator, the Company can be adversely affected by publicity about food quality, illness, injury, or other health and safety concerns or operating issues at one restaurant or a limited number of restaurants operated under the same name, whether or not the Company actually owns the restaurants in question. The Company cannot predict any of these factors with any degree of certainty. Any one or more of these factors could have a material adverse effect on the Company.

THE COMPANY FACES RISKS ASSOCIATED WITH COMPETITION

         The Company's Black-eyed Pea restaurants compete in the casual and mid-scale dining segment and the family dining segment with national and regional restaurant chains, such as Applebee's and Chili's. As part of the nation's largest family-oriented, full-service restaurant chain, the Company's Denny's restaurants compete primarily with national and regional restaurant chains, such as International House of Pancakes, Big Boy, Shoney's, Friendly's, and Perkins.

         The restaurant industry is intensely competitive with respect to price, service, location, personnel, and type and quality of food. In addition, restaurants compete for desirable restaurant sites and the availability of restaurant personnel and managers. The Company has many well-established competitors that have financial and other resources that are substantially greater than those of the Company. Certain competitors have been in existence for a substantially longer period than the Company and may be better established in markets where the Company's restaurants are or may be located. The restaurant business often is affected by

         *  changes in consumer tastes;

         *  national, regional, or local economic conditions;

         *  demographic trends;

         *  traffic patterns; and

         *  the type, number and location of competing restaurants.

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

CERTAIN SHAREHOLDERS MAY CONTROL THE COMPANY OR HAVE CONFLICTS OF INTEREST

         The directors and officers of the Company currently own approximately 35.1% of the Company's outstanding Common Stock. Jack M. Lloyd, the Chairman of the Board, President, and Chief Executive Officer of the Company, and William J. Howard, Executive Vice President and a director of the Company, also hold warrants to acquire an additional 439,834 shares of Common Stock at an exercise price of $.01 per share. In addition, BancBoston, a former shareholder of DRC, currently owns approximately 15.8% of the Company's outstanding Common Stock. Accordingly, such shareholders collectively have the power to elect all of the members of the Company's Board of Directors and thereby control the business and policies of the Company.

         Messrs. Lloyd and Howard currently hold an aggregate of $16,794,000 in principal amount of the Company's Series B Notes in addition to their Common Stock and warrants. As a result of such shareholders' ability, together with the Company's other directors and officers, to direct the policies of the Company, an inherent conflict of interest may arise in connection with decisions regarding the timing of and the allocation of assets of the Company for the purposes of interest payments on, or redemption of, the Series B Notes. In addition, the Series B Notes contain restrictive covenants relating to the operation of the Company and the maintenance of certain financial ratios and tests. A default not waived by a majority of the holders of the Series B Notes could have a material adverse effect on the holders of the Company's Common Stock. Messrs. Lloyd and Howard have deferred certain payments of interest due on the Series B Notes. See Item 13, "Certain Relationships and Related Transactions."

THE COMPANY DEPENDS UPON KEY PERSONNEL

         The Company's success depends, in large part, upon the services of its senior management. The Company currently has employment agreements with certain members of its senior management. See Item 11, "Executive Compensation - Employment Agreements." The loss of the services of the Company's senior management team could have a material adverse effect on the Company.

THE COMPANY MUST COMPLY WITH VARIOUS GOVERNMENT REGULATIONS

         Various federal, state, and local laws affect the Company's business. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations of state and local governmental agencies. City ordinances or other regulations, or the application of such ordinances or regulations, could impair the Company's ability to construct or acquire restaurants in desired locations and could result in costly delays. In addition, restaurant operations are subject to

         * licensing and regulation by state and local departments relating to health, sanitation, safety standards, and fire codes;

         * federal and state labor laws (including applicable minimum wage requirements, tip credit provisions, overtime regulations, workers' compensation insurance rates, unemployment and other taxes, working and safety conditions, and citizenship requirements);

         *  zoning restrictions; and

         * state and local licensing of the sale of alcoholic beverages in those restaurants operated by the Company at which alcoholic beverages are served.

The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on the Company. In addition, an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect the Company.

         The Company also is subject to the Americans with Disabilities Act of 1990 which, among other things, may require the installation of certain fixtures or accommodations in new restaurants or renovations to its existing restaurants to meet federally mandated requirements. In the event that the Company resumes franchising Black-eyed Pea restaurants or any other restaurants in the future, the Company will be subject to regulation by the Federal Trade Commission and will be required to comply with certain state laws governing the offer, sale, and termination of franchises and the refusal to renew franchises.

THE COMPANY FACES RISKS ASSOCIATED WITH "YEAR 2000" COMPLIANCE

         Many currently installed computer systems and software products may not function properly when processing transactions that include dates on and after January 1, 2000. The Company engaged an outside consulting firm to address its internal Year 2000 issues and is converting or upgrading its internal accounting system and restaurant-level point-of-sale and accounting systems to ensure Year 2000 compliance. The Company also has obtained Year 2000 compliance certifications from significant third parties, including suppliers, credit card transaction processors, and financial institutions, with which the Company's systems interface. The Company anticipates that it will incur internal staff costs as well as consulting and other expenses of up to $250,000 related to making its computer systems Year 2000 compliant. The Company will expense these costs as incurred. Because the appropriate course of action may include replacing or upgrading certain equipment or software, the Company may incur costs in excess of that amount in resolving its Year 2000 issues. The Company cannot provide assurance that it will be able to make its computer system Year 2000 compliant in a timely manner. In addition, the Company cannot provide assurance that computer systems operated by third parties with which the Company's systems interface will continue to properly interface with the Company's systems and will otherwise be compliant on a timely basis with Year 2000 requirements. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results. See Item 7, "Management's Discussion and Analysis of Financial Condition and Operating Results - Year 2000 Compliance."

THE COMPANY'S STOCK IS THINLY TRADED AND MAY EXPERIENCE PRICE VOLATILITY

         The market price of the Company's Common Stock could be subject to wide fluctuations as a result of a variety of factors, including the following:

         * quarterly variations in the operating results of the Company or other restaurant companies;

         *  changes  in   analysts'   estimates  of  the   Company's   financial
            performance;

         * changes in national and regional economic conditions, the financial markets, or the restaurant industry;

         *  natural disasters; or

         *  other  developments   affecting  the  Company  or  other  restaurant
            companies.

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

THE EXISTENCE OF STOCK OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE TERMS OF FUTURE FINANCINGS

         Employee and director stock options to acquire an aggregate of 1,016,300 shares of Common Stock currently are outstanding. An additional 821,667 shares have been reserved for issuance upon exercise of options that may be granted under the Company's existing stock option plans. In addition, warrants to acquire 1,560,981 shares of Common Stock currently are outstanding. During the terms of such options and warrants, the holders of those securities will have the opportunity to profit from an increase in the market price of the Company's Common Stock. The existence of such options and warrants may adversely affect the terms on which the Company can obtain additional financing in the future, and the holders of such options and warrants can be expected to exercise such options and warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of Common Stock on terms more favorable to it than those provided by the exercise of such options and warrants.

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF THE COMPANY'S COMMON STOCK

         Sales of substantial amounts of Common Stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for the Company's Common Stock and could adversely affect the Company's ability to raise capital. As of March 31, 1999, there were outstanding 13,485,277 shares of the Company's Common Stock. Of these shares, 6,204,560 shares are freely transferable without restriction under the securities laws, unless they are held by "affiliates" of the Company, as that term is defined in the securities laws or unless transfer of certain shares is restricted as a result of contractual obligations. The remaining 7,280,717 shares of Common Stock currently outstanding are "restricted securities," as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption from registration. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company or an affiliate of the Company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of the Company's then-outstanding Common Stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

         An aggregate of approximately 744,800 shares of Common Stock that are currently outstanding or that are issuable upon exercise of certain warrants have been registered for resale pursuant to an effective registration statement. The 6,937,500 shares of Common Stock issued to the former shareholders of DRC in connection with the Merger generally are freely tradeable under Rule 145 under the Securities Act, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions under Rule 144. The former shareholders of DRC have certain rights with respect to registration of the shares of Common Stock issued in connection with the Merger or upon exercise of the warrants issued in connection with the Merger.

THE COMPANY DOES NOT ANTICIPATE THAT IT WILL PAY DIVIDENDS

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

CHANGE IN CONTROL PROVISIONS MAY ADVERSELY AFFECT EXISTING SHAREHOLDERS

         The Company's Restated Articles of Incorporation and Amended and Restated Bylaws and certain provisions of the Georgia Business Corporation Code contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of shareholders.

ACTUAL RESULTS MAY DIFFER FROM FORWARD-LOOKING STATEMENTS IN THIS REPORT

         Certain statements and information contained in this Report concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's operating results, capital resources, and liquidity or with respect to the restaurant industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined under applicable securities laws. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Special Considerations."

ITEM 2. PROPERTIES.

         The Company leases for a term expiring in September 2001 approximately 20,000 square feet of office space in Scottsdale, Arizona, for use as its principal corporate offices. The Company currently believes that these facilities are adequate for its reasonably anticipated needs. The Company also leases for a term expiring in 1999 approximately 3,000 square feet of office space in Dallas, Texas, that it utilizes for regional operations and facilities maintenance operations.

         The Company's restaurants generally are located in one-story, freestanding buildings with a capacity of between 90 and 210 customers. The Company leases substantially all the land and buildings for its restaurants. The initial lease terms range from 10 to 20 years and include renewal options for up to 30 years. All of the Company's current leases have remaining initial terms or renewal options that extend for more than five years from the date of this Report. The leases generally provide for a minimum annual rent and additional rental payments if restaurant sales volume exceeds specified amounts. In addition, the leases generally require the Company to pay real estate taxes, insurance premiums, maintenance costs, and certain other of the landlords' operating costs. Contingent rentals have represented less than 5% of total rent expense for each of fiscal 1996, 1997, and 1998. Annual base rent for each location ranges up to approximately $180,000 a year.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been traded on the American Stock Exchange (the "AMEX") under the symbol "DEN" since the Company's initial public offering on October 18, 1994. The following table sets forth the high and low sales prices per share of the Company's Common Stock as reported on the AMEX for the calendar periods indicated.

                                                         COMMON STOCK
                                                      -----------------
                                                       HIGH        LOW
                                                      -----       -----
           1997
           ----
           First Quarter..........................    $3.63       $3.00
           Second Quarter ........................     3.25        2.19
           Third Quarter..........................     2.69        1.63
           Fourth Quarter.........................     3.25        1.81

           1998
           ----
           First Quarter..........................    $2.75       $1.81
           Second Quarter ........................     3.38        2.13
           Third Quarter..........................     3.50        1.75
           Fourth Quarter.........................     2.38        0.88

           1999
           ----
           First Quarter..........................    $1.31       $0.88

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

         As of March 31, 1999, there were 107 holders of record and approximately 1,200 beneficial owners of the Company's Common Stock. On March 31, 1999, the closing sales price of the Company's Common Stock on the AMEX was $1.00 per share.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected historical consolidated financial data of the Company for each of the fiscal years in the three-year period ended December 31, 1998 have been derived from and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein. The selected historical summary consolidated financial data for the two fiscal years ended December 30, 1995 are derived from historical financial statements that are not included elsewhere herein. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation" and Note 1 to the consolidated financial statements.

                                                                   AS OF AND FOR FISCAL YEAR(1)
                                                    ----------------------------------------------------------
                                                      1994        1995        1996         1997         1998
                                                      ----        ----        ----         ----         ----
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA(2):
Restaurant sales .................................  $47,323     $74,683     $241,480     $300,579     $255,956
Charge for impaired assets .......................       --         523           --       14,100           --
Restaurant operating income ......................    4,539       6,643       22,137        9,101       18,116
Administrative expenses ..........................    2,619       3,380       10,303       13,684       12,423
Operating income (loss) ..........................    1,320       3,263       11,834       (4,583)       5,693
Interest expense, net ............................   (1,301)     (2,467)      (9,605)     (13,655)     (12,635)
Net income (loss) ................................     (341)        200        1,118      (20,977)      (4,657)

OTHER DATA:
EBITDA(3) ........................................  $ 2,821     $ 6,722     $ 18,834     $ 18,884     $ 13,283
Cash interest expense ............................    1,140       2,397        8,904       10,033        8,221
Cash provided by (used in) operating activities...    2,410       7,486        9,664       (1,458)      (1,357)
Cash (used in) provided by investing activities...   (9,667)     (8,736)      (9,393)      (6,316)      22,622
Cash provided by (used in) financing activities...    7,092       2,273        1,157        6,432      (20,202)
Capital expenditures .............................    6,355       7,003        9,879        8,147        2,891
Depreciation and amortization ....................    1,501       2,936        7,000        9,367        7,590
Ratio of earnings to fixed charges(4) ............       --        1.10         1.14           --           --
Number of restaurants, end of period .............       70         102          307          283          201

BALANCE SHEET DATA:
Working capital (deficit) ........................  $(6,107)    $(9,406)    $(33,029)    $(36,417)    $(44,838)
Total assets .....................................   35,028      53,785      179,189      170,264      134,507
Long-term debt, less current portion .............    7,552      10,371       69,903       39,022       39,666
Obligations under capital leases,
  less current obligations .......................    7,151      19,881       24,229       39,396       32,828
Redeemable convertible preferred stock ...........    7,397       7,501           --           --           --
Shareholders' equity (deficit) ...................      957         564       22,128        1,248       (3,334)

----------
(1) The Company's fiscal years 1994 through 1998 ended on December 28, 1994, December 27, 1995, January 1, 1997, December 31, 1997, and December 30, 1998, respectively.
(2) From fiscal 1994 through 1998, the Company consummated various acquisitions, opened new restaurants, and closed or sold certain restaurants. Revenue increases in each year from 1994 through 1997 arose primarily from restaurant acquisitions and openings in each year. The Company sold or closed an aggregate of 82 restaurants during fiscal 1998, which contributed to the overall revenue decrease in that year from prior years.
(3) EBITDA represents income (loss) before minority interest in joint ventures, interest, income taxes, depreciation and amortization plus the charge for impaired assets. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows from operations as a measure of liquidity. EBITDA is included in this Report because it is a basis upon which the Company assesses its financial performance.
(4) Earnings consist of pre-tax income after minority interests plus fixed charges, excluding capitalized interest. The Company's fixed charges consist of (a) interest, whether expensed or capitalized; (b) amortization of debt expense, including any discount or premium whether expensed or capitalized; and (c) a portion of rental expense representing the interest factor. Earnings were inadequate to cover fixed charges in fiscal 1994 $(550,000), fiscal 1997 ($17,719,000), and fiscal 1998 ($6,942,000).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company's fiscal 1996 and 1997 results of operations were materially impacted by the Merger and the BEP Acquisition. During these years, revenue and related expenses increased significantly over prior years primarily as a result of these acquisitions. In particular, the Company's operating results for fiscal 1997 reflect 52 "restaurant operating weeks" associated with 91 Black-eyed Pea restaurants acquired in the BEP Acquisition, which was completed in July 1996, as compared with 27 restaurant operating weeks associated with those restaurants during fiscal 1996. During 1998 the Company
(i) sold or closed a total of 74 Denny's restaurants; (ii) sold or closed three non-branded restaurants; (iii) purchased the leasehold interests in two Black-eyed Pea restaurants from franchisees; and (iv) closed five Black-eyed Pea restaurants. These transactions follow the Company's strategy of focusing on the Black-eyed Pea concept as well as those Denny's restaurants that achieve certain operational and geographic efficiencies. As a result of the acquisitions and dispositions of restaurants during past fiscal periods, operating results during a particular year are not comparable to those of other fiscal years. The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein.

         The Company currently operates 101 Black-eyed Pea restaurants in 13 states, including 73 Black-eyed Pea restaurants in Texas, Oklahoma, and Arizona. The average unit sales for all Company-owned Black-eyed Pea restaurants was $1.4 million in each of fiscal 1997 and 1998 as compared with average unit sales at restaurants in Texas and Oklahoma of $1.6 million during each of those periods. Through December 30, 1998, comparable same-store sales decreased 1.0% for all of the Company's Black-eyed Pea restaurants, while comparable same-store sales decreased by 0.3% for Black-eyed Pea restaurants in Texas and Oklahoma. The guest check average at the Company's Black-eyed Pea restaurants is approximately $7.95, and alcohol and carry-out sales account for approximately 2.0% and 11.4% of sales, respectively.

         As of December 30, 1998, the Company operated 100 Denny's restaurants in 19 states. The Company's Denny's restaurants that were open for a 12-month period had average restaurant sales of $1,030,000 in fiscal 1998 as compared with $917,000 in fiscal 1997. Excluding the results of the restaurants sold in March 1998, average restaurant sales in fiscal 1997 would have been $997,000. Comparable store sales increased approximately 3.0% in fiscal 1998 and the average guest check was approximately $5.45. Food and labor costs as a percentage of revenue decreased in 1998 due to the withdrawal from promotional value pricing and an increase in comparable store sales.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the historical consolidated statements of operations as a percentage of total restaurant sales.

                                                            FISCAL YEAR
                                                    --------------------------
                                                     1996      1997      1998
                                                     ----      ----      ----
Restaurant sales:
   Denny's restaurants ..........................    62.7%     54.9%     45.2%
   Black-eyed Pea restaurants ...................    28.6      42.9      54.6
   Other restaurants ............................     8.7       2.2       0.2
                                                    -----     -----     -----
     Total restaurant sales .....................   100.0%    100.0%    100.0%
                                                    -----     -----     -----
Restaurant operating expenses:
   Food and beverage costs ......................    27.3      27.4      27.4
   Payroll and payroll related costs ............    34.3      34.4      34.4
   Depreciation and amortization ................     2.9       3.1       3.0
   Other operating expenses .....................    26.3      27.4      28.1
   Charge for impaired assets ...................      --       4.7        --
                                                    -----     -----     -----
     Total restaurant operating expenses ........    90.8      97.0      92.9
                                                    -----     -----     -----
Restaurant operating income .....................     9.2       3.0       7.1
Administrative expenses .........................     4.3       4.6       4.9
                                                    -----     -----     -----
Operating income (loss) .........................     4.9      (1.5)      2.2
Interest expense, net ...........................    (4.0)     (4.6)     (4.9)
Minority interest in joint ventures .............     0.1       0.2        --
                                                    -----     -----     -----
Income before income taxes and
 extraordinary item .............................     1.0      (5.9)     (2.7)
Income tax provision (benefit) ..................     0.4       1.1      (0.4)
                                                    -----     -----     -----
Income (loss) before extraordinary item .........     0.6      (7.0)     (2.3)
Extraordinary (loss) gain .......................    (0.2)       --       0.5
                                                    -----     -----     -----
Net income (loss) ...............................     0.4%     (7.0)%    (1.8)%
                                                    =====     =====     =====
FISCAL 1998 COMPARED WITH FISCAL 1997

         RESTAURANT SALES. Restaurant sales decreased $44.6 million, or 14.8%, to $256.0 million in fiscal 1998 as compared with restaurant sales of $300.6 million in fiscal 1997. This decrease was primarily attributable to the sale of Denny's restaurants in March 1998 and an approximately $1.1 million decrease in Black-eyed Pea franchise revenue. In 1998, the Black-eyed Pea restaurants accounted for 54.6% of total sales as compared with 42.9% in fiscal 1997. The Company expects this percentage to continue to increase.

         FOOD AND BEVERAGE COSTS. Food and beverage costs were 27.4% of restaurant sales in each of fiscal 1998 and 1997. Food costs at the Company's Denny's restaurants decreased from 26.6% of restaurant sales in fiscal 1997 to 26.0% in fiscal 1998, primarily due to the sale of lower volume restaurants and same store sales increases. Food costs attributable to the Black-eyed Pea restaurants decreased from 28.8% of restaurant sales in fiscal 1997 to 28.6% in fiscal 1998, as a result of lower commodity prices and improved operational controls.

         PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.4% of restaurant sales in each of fiscal 1998 and fiscal 1997. Payroll and payroll related costs at the Company's Denny's restaurants decreased from 35.3% of restaurant sales in fiscal 1997 to 34.5% in fiscal 1998. This decrease is attributable to the sale of lower volume restaurants and same store sales increases. Payroll and payroll related costs attributable to the Black-eyed Pea restaurants increased from 32.9% of restaurant sales in fiscal 1997 to 33.8% in fiscal 1998 due principally to increased fringe benefits.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment and leasehold improvements, intangible assets, and pre-opening costs totaled $7.6 million, or 3.0% of restaurant sales, in fiscal 1998 as compared with $9.4 million, or 3.1% of restaurant sales, in fiscal 1997. The $1.8 million decrease was attributable to the reduced amortization of goodwill associated with the sale of restaurants in March 1998 and reduced amortization of pre-opening costs related to restaurants opened in 1997. These decreases were partially offset by increased depreciation associated with the acquisition of certain Black-eyed Pea restaurants in September 1997.

         OTHER OPERATING EXPENSES. Other operating expenses were 28.1% of restaurant sales in fiscal 1998 as compared with 27.4% of restaurant sales in fiscal 1997. This increase was attributable to (a) an increase in occupancy costs as a percentage of restaurant sales associated with the Company's remaining Denny's restaurants subsequent to the sale of restaurants in March 1998, and (b) an increase in costs associated with Denny's promotional items, offset by (c) a decrease in utility costs.

         RESTAURANT OPERATING INCOME. Restaurant operating income increased $9.0 million to $18.1 million in fiscal 1998 as compared with $9.1 million in fiscal 1997. This increase was principally the result of the charge for impaired assets of $14.1 million in fiscal 1997, offset by the factors described above.

         ADMINISTRATIVE EXPENSES. Administrative expenses decreased $1.3 million to $12.4 million in fiscal 1998 as compared with $13.7 million in fiscal 1997. This decrease is attributable to a reduction in the administrative costs associated with the restaurants sold in March 1998 and various cost reduction initiatives implemented in 1997, offset by the costs associated with the proposed merger and a reduction in overall restaurant sales.

         INTEREST EXPENSE. Interest expense decreased $1.1 million to $12.6 million in fiscal 1998 from $13.7 million in fiscal 1997. Expressed as a percentage of restaurant sales, interest expense increased from 4.6% in fiscal 1997 to 4.9% in fiscal 1998. This increase is the result of reduced restaurant sales in fiscal 1998.

         INCOME TAXES. The income tax benefit was $0.9 million for fiscal 1998 as compared with an income tax provision of $3.3 million in fiscal 1997. This change was the result of a non-deductible expense associated with the charge for impaired assets in fiscal 1997 as compared with the tax benefit associated with the net loss in fiscal 1998.

         EXTRAORDINARY ITEMS. The extraordinary item in fiscal 1998 resulted from the discount associated with the repayment of the BEP Purchase Note, which was realized in March 1998.

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

         FOOD AND BEVERAGE COSTS. Food and beverage costs increased to 27.4% of restaurant sales in fiscal 1997 as compared with 27.3% of restaurant sales in fiscal 1996. This increase was attributable to the higher food costs associated with the Black-eyed Pea restaurants, partially offset by a decrease in food costs at the Company's Denny's restaurants. Food costs at the Company's Denny's restaurants decreased from 27.6% of restaurant sales in fiscal 1996 to 26.6% in fiscal 1997, primarily due to the withdrawal from promotional value pricing in October 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         In order to provide the Company with the flexibility to (a) refinance certain debt obligations to better match operating cash flows with debt amortization, (b) improve its portfolio of operating restaurants, and (c) position itself for growth, the Company has pursued a strategy to repay its senior debt obligations. During 1998, the Company reduced its total liabilities from $169.0 million to $137.8 million. Included in this $31.2 million reduction was a decrease in long-term debt obligations, including current portion, of $27.8 million. This decrease in indebtedness was primarily attributable to the Company's reduction of its obligations under the terms of a credit facility with Banque Paribas, as agent for several banks (the "Credit Facility"), as well as the early repayment of an outstanding promissory note issued to the seller of BEP. As described below, in April 1999 the Company executed commitment letters for new financing that will allow the Company to repay its remaining obligation under the Credit Facility. The following paragraphs describe certain transactions the Company completed in fiscal 1998 in its effort to decrease its long-term debt obligations.

         In March 1998, the Company sold 63 Denny's restaurants and eight non-branded restaurants to an unrelated party for $28.7 million, consisting initially of cash of $25.2 million and notes totaling $3.5 million. The Company collected $1.7 million on those notes during 1998. The Company utilized the cash proceeds from this transaction primarily to (1) permanently reduce its outstanding borrowings under the Credit Facility; and (2) repay an outstanding promissory note issued to the seller of BEP at a $2.3 million discount from its outstanding principal amount of approximately $15.3 million. The Company also canceled outstanding warrants to acquire approximately 1.0 million shares of Common Stock when it repaid the note.

         In a separate transaction completed in March 1998, the Company also sold five Denny's restaurants located in Wyoming to an unrelated party for cash of $700,000 plus a note in the principal amount of $400,000. The Company collected $200,000 on this note in September 1998. The Company utilized the proceeds from this transaction to permanently reduce its outstanding borrowings under the Credit Facility.

         In April 1999, the Company executed commitment letters (the "Commitments") that provide for borrowings totaling $20.1 million. Under the terms of the Commitments, the Company will enter into (a) $3.0 million of new equipment financing, and (b) a loan not to exceed $17.1 million. The $3.0 million new equipment financing will be made in conjunction with the modification and consolidation of existing equipment loans totaling approximately $15.4 million to create a total term loan of $18.4 million, which will amortize monthly over a seven-year period.

         To facilitate the $17.1 million loan, the Company formed a special-purpose subsidiary and will contribute to that subsidiary the assets and liabilities associated with approximately 34 Denny's restaurants. The newly formed subsidiary will be the borrower under the loan, which will be evidenced by 34 individual promissory notes secured by the leasehold properties. The terms of the notes will vary based upon the term of the leaseholds, which approximate 15 years. The notes will amortize monthly at a fixed rate.

         The Company will use the proceeds from the new loans (1) to permanently retire the Credit Facility; (2) to purchase certain restaurant equipment currently encumbered by equipment leases; (3) to pay various fees and expenses; and (4) to provide working capital. The Company believes that it will complete the financing transactions contemplated by the Commitments in the second quarter of 1999 and that the funds provided by these financings will be sufficient for its ongoing operations and anticipated restaurant development activities during 1999.

         At December 30, 1998, the Company was not in compliance with certain financial covenants and payment terms in various debt and other agreements, including the Credit Facility and Series B Notes. See Item 13, "Certain Relationships and Related Transactions." The Company believes that the financing transaction provided for in the Commitments will enable it to repay the remaining obligations under its Credit Facility and to cure the covenant defaults under its other agreements. In addition, the Company intends to pursue various alternatives to refinance other assets during 1999. If the Company cannot complete the financing contemplated under the Commitments, it would continue to be in default under the Credit Facility until other acceptable refinancing or restructuring alternatives become available. The Company cannot provide assurance, however, that additional financing will be available to the Company or available on satisfactory terms.

         The sale of restaurants described above significantly impacted the Company's liquidity during 1998 because (a) the Company repaid the negative working capital attributable to the restaurants that it sold from cash flows generated by its remaining restaurants; and (b) the Company did not immediately realize the beneficial effects of reduced administrative costs. The Company believes, however, that the sale of these underperforming restaurants has improved its overall asset base and positioned it for improved operating results in fiscal 1999. In particular, the Company's remaining Denny's restaurants posted improved same-store sales during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. In addition, the Company's Denny's restaurants and Black-eyed Pea restaurants recorded improved cash flows during the same periods.

         The Company, and the restaurant industry generally, operate principally on a cash basis with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $36.4 million at December 31, 1997 and $44.8 million at December 30, 1998. The Company expects that it will operate with a working capital deficit in the future.

         The Company historically has satisfied its capital requirements through credit facilities and sale-leaseback financings. The Company currently requires capital principally for the development of new restaurants and maintenance expenditures on existing restaurants. Expenditures for property and equipment totaled approximately $9.9 million, $8.1 million, and $2.9 million for fiscal 1996, fiscal 1997, and fiscal 1998, respectively. The Company intends to develop a total of eight new Black-eyed Pea restaurants during 1999, including three new Black-eyed Pea restaurants opened to date. The Company believes that it currently has commitments that it believes will be adequate to meet its financing needs during 1999. The following paragraphs describe the Company's cash flow activities during fiscal 1998.

         Net cash used in operating activities decreased from $1.5 million in fiscal 1997 to $1.4 million in fiscal 1998. Net cash used in operating activities included a reduction of accounts payable and accrued liabilities of $7.0 million and $3.4 million in fiscal 1997 and fiscal 1998, respectively. This reduction was primarily attributable to the payment of certain liabilities associated with restaurants sold or closed.

         Net cash from investing activities increased from $6.3 million used in fiscal 1997 to $22.5 million provided in fiscal 1998. In fiscal 1997, the
Company opened four new Black-eyed Pea restaurants and purchased seven franchised Black-eyed Pea restaurants. The cash used in these transactions was offset by the proceeds from the sale of assets. In fiscal 1998, the Company purchased the two remaining franchised Black-eyed Pea restaurants and began the construction of several new Black-eyed Pea restaurants to be opened in 1999. These expenditures were offset by the proceeds from the restaurant sales described above.

         Net cash from financing activities changed from $6.4 million provided by financing activities in fiscal 1997 to $20.2 million used in financing activities in fiscal 1998. In fiscal 1997, the Company refinanced certain indebtedness and used the proceeds to repay obligations under its Credit Facility and to acquire the franchised Black-eyed Pea restaurants described above. In fiscal 1998, the Company sold restaurants and used the proceeds primarily to reduce its long-term debt obligations.

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

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products may not function properly when processing dates that begin on or after January 1, 2000. The Company currently is upgrading its internal computer network to improve its management information systems in general, as well as to ensure that its systems will not malfunction as a result of "Year 2000" issues. The Company has identified four primary systems that could be adversely impacted by the Year 2000 issue. These systems are (1) point-of-sale and restaurant back-office accounting systems in each of its Black-eyed Pea restaurants; (2) point-of-sale and restaurant back-office accounting systems in each of its Denny's restaurants; (3) the Company's internal accounting systems and software; and (4) third-party systems, including computer systems used by the Company's food suppliers, financial institutions, credit card processors, and utility companies.

         The Company is in the process of converting the point-of-sale and back-office accounting systems at its Black-eyed Pea and Denny's restaurants. The Company currently anticipates that this conversion, which includes upgrading existing software, will be completed by September 30, 1999. The vendor for the Company's internal corporate accounting systems has advised the Company that it will be able to modify those systems to be Year 2000 compliant during 1999. The vendor currently is modifying the line code for those software products. The Company previously engaged a third-party consultant to evaluate those systems and has retained another third-party consultant to assess and test the vendor's modifications to the systems by June 30, 1999. The Company currently anticipates that its costs to bring its computer systems into Year 2000 compliance will not exceed $250,000.

         The Company has obtained Year 2000 compliance certifications from all significant third-parties that the Company depends upon, including food suppliers, financial institutions, and credit card transaction processors. All significant third-parties have advised the Company that their systems are or will be Year 2000 compliant during 1999.

         The Company intends to continue to identify technology systems that may be subject to Year 2000 risks and to monitor and test those systems throughout 1999. The Company currently does not anticipate any material adverse effects related to Year 2000 issues. As of the filing date of this Report, the Company has not developed a contingency plan to address Year 2000 issues. Following completion of the third-party assessment and testing of modifications to its internal accounting systems, the Company will develop contingency plans to address those potential adverse consequences, if any, identified as remaining with respect to Year 2000 issues.

NEW ACCOUNTING STANDARDS

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." The Company early adopted SOP 98-5 in fiscal 1998 and now expenses as incurred all pre-opening costs. The effect of this change did not have a material impact on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities. This standard is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including those imbedded in other contracts, and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The Company has not yet determined the effect the adoption of SFAS No. 133 will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to each of the Company's directors and executive officers.

        NAME              AGE                   POSITION
        ----              ---                   --------
Jack M. Lloyd...........  49   Chairman of the Board, President, and Chief
                                 Executive Officer
William J. Howard.......  54   Executive Vice President, Secretary, and Director
William G. Cox..........  50   Chief Operating Officer and Director
Robert J. Gentz.........  49   Executive Vice President
Todd S. Brown...........  42   Senior Vice President, Chief Financial Officer,
                                 Treasurer, and Director
Fred W. Martin..........  68   Director
Robert H. Manschot......  55   Director

         JACK M. LLOYD has served as Chairman of the Board of the Company since July 9, 1996 and as President, Chief Executive Officer, and a director of the Company since March 29, 1996. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of DRC from 1987 until March 1996 and served as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980s. Mr. Lloyd also currently serves as a director of Action Performance Companies, Inc. and Star Buffet, Inc., which are publicly held companies.

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

         ROBERT J. GENTZ has served as Executive Vice President of the Company since January 1997. Prior to joining the Company, Mr. Gentz spent nine years as Executive Vice President for CNL Group, Inc., a diversified investment company that specializes in providing financing to the restaurant industry. Mr. Gentz also served as Director of Development for Wendy's International, Inc. from 1982 through 1987, where he was responsible for company-owned and franchised restaurants in various regions.

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

         ROBERT H. MANSCHOT has served as a director of the Company since January 1999. Mr. Manschot currently serves as the Managing Director and Chairman of Manschot Investment Group L.L.C., an investment fund that is in the business of identifying and investing in companies that have significant potential for growth. Mr. Manschot also serves as Chairman of Seceurop Security Services in the United Kingdom and engages in business consulting services and venture capital activities as Chairman of RHEM International Enterprises, Inc. Mr. Manschot served as President and Chief Executive Officer of Rural/Metro Corporation ("Rural/Metro"), a publicly held provider of ambulance and fire protection services, from October 1988 until March 1995. Mr. Manschot joined Rural/Metro in October 1987 as Executive Vice President, Chief Operating Officer, and a member of its Board of Directors. Mr. Manschot was with the Hay Group, an international consulting firm, from 1978 until October 1987, serving as Vice President and a partner from 1984, where he led strategic consulting practices in Europe, Asia, and the western United States. Prior to joining the Hay Group, Mr. Manschot spent 10 years with several leading international hotel chains in senior operating positions in Europe, the Middle East, Africa, and the United States. Mr. Manschot currently serves as a director of Samoth Capital Corporation and Action Performance Companies, Inc., which are publicly traded companies, and as a director of Silicon Entertainment, Inc., Thomas Pride Development, Inc., First Wave, Inc., Motorsports Promotions, Inc., and Sports Southwest, Inc., all of which are privately held companies.

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

         The  Company's  Board of  Directors  maintains  an Audit  Committee,  a
Compensation Committee, a 1992 Stock Option Plan Committee, and a 1995 Directors' Stock Option Plan Committee. During fiscal 1998, John M. Holliman and
C. Alan MacDonald, former directors of the Company, constituted the Audit Committee; Messrs. Holliman, MacDonald, and Fred W. Martin constituted the Compensation Committee and 1992 Stock Option Plan Committee; and Messrs. Lloyd and Howard constituted the 1995 Directors' Stock Option Plan Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors, executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, executive officers, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended December 30, 1998, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers whose cash salary and bonuses exceeded $100,000 during the fiscal year ended December 30, 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                        ------------
                                                 ANNUAL COMPENSATION       AWARDS
                                               ----------------------   ------------
                                                                         SECURITIES
                                      FISCAL                             UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR    SALARY$(1)    BONUS($)    OPTIONS(#)    COMPENSATION($)
---------------------------            ----    ----------    --------   ------------   ---------------
Jack M. Lloyd, Chairman of the         1998    $520,000           --            --             --
   Board, President, and Chief         1997     520,000           --            --             --
   Executive Officer(2)                1996     375,200           --            --             --


William J. Howard, Executive           1998    $260,000           --            --             --
   Vice President and Secretary (2)    1997     260,000           --            --             --
                                       1996     187,600           --            --             --

William G. Cox, Chief Operating        1998    $220,000      $50,000            --             --
   Officer                             1997     220,000           --            --             --
                                       1996     221,795(3)        --       300,000        $15,921

Robert J. Gentz, Executive Vice        1998    $175,000      $50,000            --             --
   President                           1997     166,027(4)        --       100,000             --

Todd S. Brown, Senior Vice             1998    $160,000      $50,000            --             --
   President, Chief Financial          1997     127,372           --            --             --
   Officer, and Treasurer(2)           1996     115,700       75,000       124,800             --

----------
(1) Each of the Named Executive Officers received certain perquisites, the value of which did not exceed 10% of their salary during fiscal 1998.
(2) Each of Messrs. Lloyd, Howard, and Brown became executive officers of the Company upon consummation of the Merger on March 29, 1996. Amounts shown for fiscal 1996 include payments to each such person for services as an executive officer of DRC prior to the Merger.
(3) Represents amounts accrued or paid beginning on March 29, 1996, the date of Mr. Cox's employment with the Company.
(4) Represents amounts accrued or paid beginning on January 6, 1997, the date of Mr. Gentz' employment with the Company.

OPTION GRANTS

         The Company did not grant any stock options to the Named Executive Officers during the fiscal year ended December 30, 1998.

OPTION HOLDINGS

         The following table sets forth information concerning the number and value of all options held at December 30, 1998, by the Named Executive Officers. None of the Named Executive Officers exercised any options during fiscal 1998.

                             YEAR-END OPTION VALUES

                          NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                         UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                       OPTIONS AT FISCAL YEAR-END    AT FISCAL YEAR-END ($)(1)
                       --------------------------    -------------------------
      NAME             EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
      ----             -----------   -------------   -----------   -------------
Jack M. Lloyd........      --           --              N/A            N/A
William J. Howard....      --           --              N/A            N/A
William G. Cox.......    180,000      120,000           $0             $0
Robert J. Gentz......     50,000       50,000           $0             $0
Todd S. Brown........     74,880       49,920           $0             $0

----------
(1) The exercise prices of all options held by the Named Executive Officers were greater than the closing price of the Company's Common Stock of $1.13 per share on December 30, 1998.

401(K) PLAN

         In April 1998, the Company established a defined contribution plan (the "401(k) Plan") that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Under the 401(k) Plan, participating employees may defer from 1% to 15% of their pre-tax compensation, subject to the maximum dollar amount allowed under the Internal Revenue Code. In addition, the 401(k) Plan provides that the Company may make discretionary contributions to participating employees in such amounts as may be determined by the Company's Board of Directors. Highly compensated employees of the Company, including executive officers, are not eligible to participate in the 401(k) Plan.

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

WILLIAM G. COX

         In December 1995, the Company entered into an employment agreement with William G. Cox, which became effective upon consummation of the Merger. Effective January 1, 1998, Mr. Cox and the Company amended the original employment agreement. Pursuant to his agreement with the Company, Mr. Cox serves as the Chief Operating Officer of the Company at a base salary of $220,000 per year. The agreement also provides that Mr. Cox will be eligible to receive an annual bonus of up to 50% of his annual base salary pursuant to a bonus pool plan to be established by and administered in the sole discretion of the Company. Pursuant to the agreement, the Company granted to Mr. Cox options to purchase 300,000 shares of the Company's Common Stock. Mr. Cox's agreement, as amended, continues until December 31, 2000 and will renew automatically from year to year thereafter, unless and until either party terminates by giving the other party written notice not less than 60 days prior to the end of the then-current term. The Company may terminate the agreement only for cause, as defined in the agreement.

ROBERT J. GENTZ

         In January 1997, the Company entered into an employment agreement with Robert J. Gentz pursuant to which Mr. Gentz serves as Executive Vice President of the Company. The employment agreement provides for a base salary of $175,000 per year. In addition, the agreement provides that Mr. Gentz will be eligible to receive an annual bonus of up to $50,000 per year based upon standards to be agreed upon between the Company and Mr. Gentz. Pursuant to the agreement, the Company reimbursed Mr. Gentz for certain relocation expenses and granted to Mr. Gentz options to purchase 100,000 shares of the Company's Common Stock. Mr. Gentz' agreement provides for an initial employment term of three years, subject to extension for additional one-year periods under mutually agreeable terms and conditions.

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

         Options and Awards may be granted pursuant to the 1996 Plan only to persons ("Eligible Persons") who at the time of grant are either (i) key personnel (including officers and directors) of the Company, or (ii) consultants or independent contractors who provide valuable services to the Company. Options granted pursuant to the 1996 Plan may be incentive stock options or non-qualified stock options. Options that are incentive stock options may be granted only to key personnel of the Company who are also employees of the Company. To the extent that granted Options are incentive stock options, the terms and conditions of those Options must be consistent with the qualification requirements set forth in the Internal Revenue Code. The maximum number of shares of stock with respect to which Options or Awards may be granted to any employee during the term of the 1996 Plan may not exceed 50 percent of the shares of Common Stock covered by the 1996 Plan.

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

         Options to purchase 10,000 shares of Common Stock are automatically granted to each non-employee director of the Company on the date of his or her initial election to the Board of Directors or re-election at an annual meeting of the Company's shareholders. Directors who are first elected or appointed to the Board of Directors on a date other than an annual meeting date are automatically granted options to purchase the number of shares of Common Stock equal to the product of 10,000 multiplied by a fraction, the numerator of which is the number of days during the period beginning on such grant date and ending on the date of the next annual meeting, and the denominator of which is 365. If no meeting is scheduled at a time a director is first elected or appointed to the Board of Directors, the date of the next annual meeting is deemed to be the 120th day of the fiscal year next following the interim grant date. The exercise price of each option is the fair market value of the Company's Common Stock on the business day preceding the date of grant, and the term of each option may not exceed ten years. One-half of the options granted vest and become exercisable after the first year of continuous service as a director following the automatic grant date, and the remainder vest and become exercisable after two years of continuous service on the Board of Directors.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         C. Alan MacDonald, Fred W. Martin, and John M. Holliman, III served as members of the Compensation Committee of the Board of Directors during fiscal 1998. None of such individuals had any contractual or other relationships with the Company during fiscal 1998 except as directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the shares of the Company's Common Stock beneficially owned as of March 31, 1999 by (i) each of the Company's directors and executive officers; (ii) all directors and executive officers of the Company as a group; and (iii) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock.

                                                    NUMBER         PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL HOLDER(1)         OF SHARES(2)     OWNERSHIP(2)
----------------------------------------         ------------     ------------

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
Jack M. Lloyd                                    3,469,727(3)          25.2%
William J. Howard                                1,700,363(4)          12.5%
William G. Cox                                     241,000(5)           1.8%
Robert J. Gentz                                     75,000(6)           *
Todd S. Brown                                      102,640(7)           *
Fred W. Martin                                      31,000(8)           *
Robert H. Manschot                                  10,000(9)           *
All directors and executive officers
 as a group (seven persons)                      5,629,730             39.2%

NON-MANAGEMENT 5% SHAREHOLDER
-----------------------------
BancBoston Ventures, Inc.(10)                    2,124,352             15.8%

----------
*    Less than 1.0% of the outstanding shares of Common Stock.

(1) Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him, subject to applicable community property law. Except as otherwise indicated, each of such persons may be reached through the Company at 7373 N. Scottsdale Road, Suite D-120, Scottsdale, Arizona 85253.
(2) The numbers and percentages shown include the shares of Common Stock actually owned as of March 31, 1999 and the shares of Common Stock which the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock which the identified person or group had the right to acquire within 60 days of March 31, 1999 upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(3) Represents 3,176,504 shares of Common Stock and 293,223 shares issuable upon exercise of Series B Warrants.
(4) Represents 1,553,752 shares of Common Stock and 146,611 shares issuable upon exercise of Series B Warrants.
(5) Represents 1,000 shares of Common Stock and 240,000 shares of Common Stock issuable upon the exercise of vested options.
(6) Represents 75,000 shares of Common Stock issuable upon exercise of vested options.
(7) Represents 2,800 shares of Common Stock and 99,840 shares issuable upon the exercise of vested options.

(8) Represents 6,000 shares of Common Stock held by Mr. Martin and his spouse and 25,000 shares issuable upon the exercise of vested options.
(9) Represents 10,000 shares of Common Stock issuable upon the exercise of vested options.
(10) The address of BancBoston Ventures, Inc. is c/o BancBoston Capital, Inc., 100 Federal Street, Boston, Massachusetts 02110.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         In addition to the loan from FFCA to LH Leasing as described above, Jack M. Lloyd and William J. Howard each have personally guaranteed certain of the Company's indebtedness and other obligations under leases and franchise agreements.

         Jack M. Lloyd and William J. Howard hold $11,196,000 and $5,598,000 in principal amount of the Company's Series B Notes, respectively. Mr. Lloyd and Mr. Howard have deferred interest due on the Series B Notes as of each of September 30, 1997, March 31, 1998, September 30, 1998, and March 31, 1999. As of December 30, 1998, the Company was in technical default of certain financial covenants in the Series B Notes, owed Mr. Lloyd deferred interest totaling approximately $2,546,000, and owed Mr. Howard deferred interest totaling approximately $1,274,000. Although the Company believes that the financing transaction provided for in the Commitments will enable it to cure the financial covenant defaults under the Series B Notes.

         During fiscal 1998, the Company made various advances to Jack M. Lloyd. Such advances totaled approximately $800,000 as of December 30, 1998.

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

(b)  REPORTS ON FORM 8-K.

     Not applicable.

(c)  EXHIBITS - INDEX OF EXHIBITS

EXHIBIT NO                        DESCRIPTION OF EXHIBIT
----------                        ----------------------
    3.1        Articles  of  Restatement  of the  Articles of  Incorporation  of
               American  Family  Restaurants,  Inc.  and  Articles of  Amendment
               thereto.(1)
    3.1A       Articles  of  Amendment  to  the  Articles  of  Incorporation  of
               DenAmerica Corp., as filed on July 2, 1997.(2)
    3.2        Amended  and  Restated  Bylaws of  American  Family  Restaurants,
               Inc.(3)
    3.3        Certificate of Merger of Denwest  Restaurant  Corp. into American
               Family Restaurants, Inc.(4)
    4.2        Form of Indenture between  DenAmerica Corp. and State Street Bank and Trust  Company,  as  trustee,  relating to the Series B Notes
               (including the Form of Series B Note).(4)
    4.4        Form of Series B Common Stock Purchase Warrant.(5)
    4.5        Common Stock  Purchase  Warrant  dated March 29, 1996,  issued to
               Banque Paribas.(4)
    4.6        Supplemental  Indenture (Series B Notes) between DenAmerica Corp.
               and State Street Bank and Trust Company, as trustee(6)
    4.8        Common  Stock  Purchase  Warrant  dated July 3,  1996,  issued to
               Banque Paribas(6)
    10.1 American Family Restaurants, Inc. 1992 Stock Option Plan.(1) 10.1A American Family Restaurants, Inc. Amended and Restated 1992 Stock
               Option Plan.(1)
    10.2       American Family Restaurants, Inc. Directors Stock Option Plan.(1)
    10.32      Warrant No. W-0527933 issued by Great American Restaurants,  Inc.
               to Merl Trust for 33,333.33 shares of Common Stock, dated June 2,
               1993.   (Three   additional   warrants   were   issued   and  are
               substantially identical in all material respects except as to the warrantholder and the number of shares.)(1)
    10.32A     Schedule of warrants substantially identical to Exhibit 10.32.(1)
    10.33      Registration Rights Agreement between Great American Restaurants,
               Inc. and Merl Trust,  dated June 2, 1993 covering warrants issued in connection with 9% subordinated  notes.  (Registration  Rights
               Agreements  entered into by other  holders of warrants  issued in connection  with  the 9%  subordinated  notes  are  substantially identical in all material  respects  except as to the name of the holder.)(1)
    10.33A     Schedule  of   registration   rights   agreements   substantially
               identical to Exhibit 10.33.(1)
    10.60      Form of Franchise  Agreement between American Family Restaurants,
               Inc. and Denny's, Inc. (American Family Restaurants, Inc. has 78 franchise agreements which are substantially identical in all material respects except as to location of restaurants and date of agreement.)(1)
    10.60A     Letter Agreement  between American Family  Restaurants,  Inc. and
               Denny's, Inc., dated September 13, 1994, regarding change of control provisions.(1)

    10.60B Letter Agreement between American Family Restaurants, Inc. and Denny's, Inc., dated September 13, 1994, regarding non-compete provisions.(1)
    10.60A     Schedule  of  franchise  agreements  substantially  identical  to
               Exhibit 10.60.(1)
    10.65 Form of Warrant Agreement between American Family Restaurants, Inc. and Fahnestock & Co. Inc. for 290,000 shares of Common Stock.(1)
    10.73 Employment Agreement dated December 8, 1995 between American Family Restaurants, Inc. and William G. Cox.(5)
    10.73A Amendment Agreement dated as of January 1, 1998, between DenAmerica Corp. and William G. Cox, amending the Employment Agreement dated December 8, 1995, between American Family Restaurants, Inc. and William G. Cox.(7)
    10.78 Amendment to American Family Restaurants, Inc. Amended and Restated 1992 Stock Option Plan.(5)
    10.79 Letter Agreement, dated December 20, 1995, from American Family Restaurants, Inc. to Denny's, Inc. and Denwest Restaurant Corp.(5)
    10.80 Form of Registration Rights Agreement to be entered into between American Family Restaurants, Inc. and certain of the existing shareholders of Denwest Restaurant Corp.(5)
    10.82 Executive Employment Agreement, dated November 9, 1994, between Jack M. Lloyd and Denwest Restaurant Corp.(5)
    10.83 Executive Employment Agreement, dated November 9, 1994, between William J. Howard and Denwest Restaurant Corp.(5)
    10.90 Intercreditor Agreement among DenAmerica Corp., certain holders of DenAmerica's Series B Notes, and State Street Bank and Trust Company.(4)
    10.92 Credit Agreement dated as of February 29, 1996, among DenAmerica Corp., the Banks named therein, and Banque Paribas, as Agent (including the Form of Term Note, Form of Revolving Note, and Form of Delayed Draw Term Note).(4)
    10.92A Amended and Restated Credit Agreement dated as of July 3, 1996, among DenAmerica Corp., the Banks named therein, and Banque Paribas, as Agent.(6)
    10.92B Amendment and Limited Consent and Waiver dated as of September 30, 1997 among DenAmerica Corp., the Banks (as defined), and Banque Paribas, as agent.(2)
    10.92C Amendment and Limited Consent and Waiver dated as of March 25, 1998 among DenAmerica Corp., the Banks (as defined), and Banque Paribas, as agent.(7)
    10.93 Security Agreement dated as of February 29, 1996, between DenAmerica Corp. and Banque Paribas, as Agent.(4)
    10.94 Form of Senior Intercreditor Agreement among Banque Paribas, as Agent, the holders of Series A Notes, and State Street Bank and Trust Company.(4)
    10.95 Stock Option Agreement dated March 29, 1996, between DenAmerica Corp. and William G. Cox.(4)
    10.98 Intercreditor Agreement among DenAmerica Corp., certain holders of DenAmerica's Series B Notes, and State Street Bank and Trust Company.(6)
    10.99 Sale and Lease Agreement dated July 3, 1996, among FFCA Acquisition Corporation, Black-eyed Pea U.S.A., Inc., and Texas BEP, L.P.(6)
    10.100 Form of Lease dated July 3, 1996, between FFCA Acquisition Corp. and DenAmerica Corp.(6)
    10.101 Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Black-eyed Pea U.S.A., Inc.(6)
    10.102 Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(6)
    10.103 Equipment Purchase Agreement and Bill of Sale dated July 3, 1996, between LH Leasing Company, Inc. and Black-eyed Pea U.S.A., Inc.(6)
    10.104 Equipment Purchase Agreement and Bill of Sale dated July 3, 1996, between LH Leasing Company, Inc. and Texas BEP, L.P.(6)
    10.105 Equipment Lease dated July 3, 1996, between LH Leasing Company, Inc. and DenAmerica Corp.(6)
    10.106 Equipment Sublease dated July 3, 1996, between DenAmerica Corp. and Black-eyed Pea, U.S.A., Inc.(6)
    10.107 Equipment Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(6)

    10.109 Stock Option Agreement dated April 29, 1996, between DenAmerica Corp. and Todd S. Brown.(8)
    10.110     DenAmerica Corp. 1996 Stock Option Plan.(9)
    10.111 Loan and Security Agreement dated as of September 30, 1997 by and among DenAmerica Corp., CNL Growth Corp., Midsouth Foods I, Ltd., and Midsouth Foods II, Ltd.(2)
    10.112 5-Year 5% Convertible Redeemable Debenture dated September 30, 1997 in the principal amount of $4,400,000.(2)
    10.113 Subordinated Promissory Note dated September 30, 1997 in the principal amount of $7,700,000.(2)
    10.114 Registration Rights Agreement dated as of September 30, 1997 between DenAmerica Corp., and CNL Growth Corp.(2)
    10.115 Agreement dated as of September 30, 1997 by and among DenAmerica Corp., Beck Holdings, Inc. and Unigate Holdings, NV.(2)
    10.116 Asset Purchase Agreement dated January 27, 1998, among DenAmerica Corp., Olajuwon Holdings, Inc., and Akinola Olajuwon.(10)
    10.117 First Amendment to Asset Purchase Agreement dated March 16, 1998 between DenAmerica Corp., Olajuwon Holdings, Inc., and Akinola Olajuwon.(10)
    10.118 Promissory Note dated March 25, 1998, from Olajuwon Holdings, Inc. to DenAmerica Corp. in the principal amount of $1,800,000.(10)
    10.119 Negative Working Capital Note dated March 25, 1998, from Olajuwon Holdings, Inc. to DenAmerica Corp. in the principal amount of $1,700,000.(10)
    10.120 Executive Employment Agreement dated as of December 27, 1997, between DenAmerica Corp. and Todd S. Brown.(8)
    10.121 Commitment Letter dated April 13, 1999, from CNL Fund Advisors, Inc. to DenAmerica Corp. regarding $3,000,000 of new equipment financing and modification and consolidation with $15,400,000 existing equipment financing.
    10.122 Commitment Letter dated April 13, 1999 from CNL Financial Services, Inc. to DenAmerica Corp. regarding total cumulative loan not to exceed $17,000,000.
    12.1       DenAmerica Corp. Ratio of Income to Fixed Charges.
    21.2       List of Subsidiaries of DenAmerica Corp.
    23.1       Consent of Deloitte & Touche LLP.
    25.2 Form T-1 statement of eligibility and qualification of State Street Bank and Trust Company relating to the Series B Notes.(5)
    27.1       Financial Data Schedule.

----------
(1) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-1, File No. 33-80550, and Amendments 1-3 thereto, filed on June 22, 1994, September 16, 1994, October 13, 1994, and October 17, 1994, respectively.
(2) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1997, as filed on November 17, 1997.
(3) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1996, as filed on May 16, 1996.
(4) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on April 15, 1996, as amended by Form 8-K/A as filed on June 12, 1996.
(5) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-4, No. 333-00216, and Amendment No. 1 thereto, as filed on January 10, 1996 and February 1, 1996, respectively.
(6) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on July 18, 1996, as amended by Form 8-K/A as filed on September 16, 1996, Form 8-K/A as filed on November 1, 1996, and Form 8-K/A as filed on November 6, 1996.
(7) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1998, as filed on May 15, 1998.
(8) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8, No. 333-09731 as filed on August 7, 1996.
(9) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1997, as filed on March 31, 1997.
(10) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on April 9, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 1999.

                                       DenAmerica Corp.


                                       By: /s/ Jack M. Lloyd
                                          --------------------------------------
                                          Jack M. Lloyd
                                          Chairman  of the  Board,  President,
                                          and Chief  Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      SIGNATURE                          TITLE                         DATE
      ---------                          -----                         ----

/s/ Jack M. Lloyd            Chairman of the Board, President,    April 13, 1999
-------------------------    and Chief Executive Officer
Jack M. Lloyd                (Principal Executive Officer)


/s/ William J. Howard        Executive Vice President,            April 13, 1999
-------------------------    Secretary, and Director
William J. Howard


/s/ William G. Cox           Chief Operating Officer and          April 13, 1999
-------------------------    Director
William G. Cox


/s/ Todd S. Brown            Senior Vice President, Chief         April 13, 1999
-------------------------    Financial Officer, Treasurer, and
Todd S. Brown                Director (Principal Financial and
                             Accounting Officer)


/s/ Fred W. Martin           Director                             April 13, 1999
-------------------------
Fred W. Martin


/s/ Robert H. Manschot       Director                             April 13, 1999
-------------------------
Robert H. Manschot

                                DENAMERICA CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheets as of December 31, 1997 and
     December 31, 1998.....................................................  F-3

Consolidated Statements of Operations for each of three years in the period ended December 31, 1998.................................  F-4

Consolidated Statements of Changes in Shareholders' Equity (Deficit) for
     each of the three years in the period ended December 31, 1998.........  F-5

Consolidated Statements of Cash Flows for each of the three
     years in the period ended December 31, 1998...........................  F-6

Notes to Consolidated Financial Statements.................................  F-8

DELOITTE & TOUCHE LLP
INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
DenAmerica Corp.
Phoenix, Arizona

We have audited the consolidated balance sheets of DenAmerica Corp. and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DenAmerica Corp. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the uncertainty relating to the Company's completion of its refinancing raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

April 14, 1999

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                               DECEMBER 31,
ASSETS                                                     1997         1998
                                                         ---------    ---------
CURRENT ASSETS:
  Cash and cash equivalents                              $   1,267    $   2,330
  Receivables                                                3,192        2,636
  Inventories                                                3,244        2,917
  Other current assets                                       5,564        5,533
  Assets held for sale                                      28,700
                                                         ---------    ---------
          Total current assets                              41,967       13,416

PROPERTY AND EQUIPMENT - Net                                60,060       55,648
INTANGIBLE ASSETS - Net                                     52,101       50,580
DEFERRED INCOME TAXES                                        5,312        5,578
OTHER ASSETS                                                10,824        9,285
                                                         ---------    ---------
TOTAL                                                    $ 170,264    $ 134,507
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                       $  16,511    $  18,026
  Accrued compensation                                       6,354        5,402
  Accrued taxes                                              4,522        5,089
  Other current liabilities                                  8,363        8,946
  Current debt obligations                                  42,634       20,791
                                                         ---------    ---------
          Total current liabilities                         78,384       58,254
LONG-TERM DEBT OBLIGATIONS - Less current portion           78,418       72,494
OTHER LONG-TERM LIABILITIES                                 12,214        7,093
                                                         ---------    ---------
          Total liabilities                                169,016      137,841
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value; authorized,
    5,000,000 shares; issued and outstanding, none
  Common stock, $.10 par value; authorized,
    40,000,000 shares; issued and outstanding,
    13,447,777 and 13,485,277 shares, respectively           1,344        1,349
  Additional paid-in capital                                35,799       35,869
  Accumulated deficit                                      (35,895)     (40,552)
                                                         ---------    ---------
          Total shareholders' equity (deficit)               1,248       (3,334)
                                                         ---------    ---------
TOTAL                                                    $ 170,264    $ 134,507
                                                         =========    =========

See notes to consolidated financial statements.

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except for Per Share Data)
--------------------------------------------------------------------------------

                                                        Year Ended December 31,
                                                 1996            1997            1998
                                             ------------    ------------    ------------
RESTAURANT SALES                             $    241,480    $    300,579    $    255,956
                                             ------------    ------------    ------------
RESTAURANT OPERATING EXPENSES:
  Food and beverage costs                          65,966          82,255          70,046
  Payroll and payroll related costs                82,794         103,451          88,118
  Other operating expenses                         63,583          82,305          72,086
  Depreciation and amortization                     7,000           9,367           7,590
  Charge for impaired assets                                       14,100
                                             ------------    ------------    ------------
          Total operating expenses                219,343         291,478         237,840
                                             ------------    ------------    ------------
RESTAURANT OPERATING INCOME                        22,137           9,101          18,116
ADMINISTRATIVE EXPENSES                            10,303          13,684          12,423
                                             ------------    ------------    ------------
OPERATING INCOME (LOSS)                            11,834          (4,583)          5,693
INTEREST EXPENSE - Net                              9,605          13,655          12,635
MINORITY INTEREST IN JOINT VENTURES                  (256)           (519)
                                             ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                2,485         (17,719)         (6,942)
INCOME TAX PROVISION (BENEFIT)                        870           3,258            (914)
                                             ------------    ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             1,615         (20,977)         (6,028)
EXTRAORDINARY LOSS (GAIN) - Net of tax
  of $331 and $(914)                                  497                          (1,371)
                                             ------------    ------------    ------------
NET INCOME (LOSS)                                   1,118         (20,977)         (4,657)
PREFERRED STOCK DIVIDEND AND ACCRETION               (149)
                                             ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS                               $        969    $    (20,977)   $     (4,657)
                                             ============    ============    ============
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  Before extraordinary item                  $        .14    $      (1.56)   $       (.45)
                                             ============    ============    ============
  Applicable to common shareholders          $        .08    $      (1.56)   $       (.35)
                                             ============    ============    ============
BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING:
    Basic                                      11,698,000      13,437,000      13,485,000
                                             ============    ============    ============
    Diluted                                    11,844,000      13,437,000      13,485,000
                                             ============    ============    ============

See notes to consolidated financial statements.

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                              Additional
                                    Common      Paid-in  Accumulated
                                    Stock       Capital     Deficit     Total
                                   --------    --------    --------    --------
BALANCE, JANUARY 1, 1996           $      7    $  3,156    $ (2,599)   $    564

  Preferred stock accretion                         (26)                    (26)

  Preferred stock dividends                                    (123)       (123)

  Merger related activity             1,301      30,395     (13,314)     18,382

  Value of warrants issued in
    connection with financing                     1,109                   1,109

  Issuance of common stock in
    connection with Series A
    Subordinated Notes repayment         25         975                   1,000

  Stock options exercised                 7          97                     104

  Net income                                                  1,118       1,118
                                   --------    --------    --------    --------

BALANCE, DECEMBER 31, 1996            1,340      35,706     (14,918)     22,128

  Stock options exercised                 4          93                      97

  Net loss                                                  (20,977)    (20,977)
                                   --------    --------    --------    --------

BALANCE, DECEMBER 31, 1997            1,344      35,799     (35,895)      1,248

  Stock options exercised                 5          70                      75

  Net loss                                                   (4,657)     (4,657)
                                   --------    --------    --------    --------

BALANCE, DECEMBER 31, 1998         $  1,349    $ 35,869    $(40,552)   $ (3,334)
                                   ========    ========    ========    ========

See notes to consolidated financial statements.

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                         Year Ended December 31,
                                                       1996        1997        1998
                                                     --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  1,118    $(20,977)   $ (4,657)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Extraordinary item                                  497                  (1,371)
      Depreciation and amortization                     7,000       9,367       7,590
      Amortization of deferred financing costs            350         763         983
      Charge for impaired assets                                   14,100
      Deferred income taxes                               870       3,221        (927)
      Deferred rent                                       249         645         279
      Other - net                                        (256)     (1,368)       (505)
      Changes in operating assets and liabilities:
        Receivables                                    (2,129)        910         113
        Inventories                                      (425)       (439)        184
        Other current assets                             (647)       (727)        309
        Accounts payable and accrued liabilities        3,037      (6,953)     (3,355)
                                                     --------    --------    --------
          Net cash provided by (used in) operating
            activities                                  9,664      (1,458)     (1,357)
                                                     --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (9,879)     (8,147)     (2,891)
  Purchase of intangibles                              (1,705)     (2,302)       (479)
  Net cash paid to acquire fair value of assets          (231)
  Proceeds from sale of assets                          2,422       4,133      25,992
                                                     --------    --------    --------
          Net cash (used in) provided by investing
            activities                                 (9,393)     (6,316)     22,622
                                                     --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note receivable collections                                                   2,258
  Principal reductions of long-term debt              (11,655)    (25,018)    (28,908)
  Proceeds from borrowings                             13,361      31,353       6,373
  Other                                                  (549)         97          75
                                                     --------    --------    --------
          Net cash provided by (used in) financing
            activities                                  1,157       6,432     (20,202)
                                                     --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      1,428      (1,342)      1,063
CASH AND CASH EQUIVALENTS, BEGINNING  OF YEAR           1,181       2,609       1,267
                                                     --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR               $  2,609    $  1,267    $  2,330
                                                     ========    ========    ========

                                                                     (Continued)

DENAMERICA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                         Year Ended December 31,
                                                       1996        1997        1998
                                                     --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for:
      Interest                                       $  8,904    $ 10,033    $  8,221
                                                     ========    ========    ========
      Income taxes                                   $     36    $     37    $     96
                                                     ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Acquisitions:
      Fair value of assets acquired                  $ 35,140
                                                     ========
      Working capital deficit acquired               $(28,750)
                                                     ========
      Intangible assets (goodwill)                   $ 69,799
                                                     ========
      Liabilities assumed                            $ (2,785)
                                                     ========
      Notes issued                                   $(64,222)
                                                     ========
      Common stock issued

    Capital expenditures financed through increase
      in obligations under capital leases            $  2,927    $  2,409
                                                     ========    ========
    Issuance of common stock in connection with
      Series A subordinated notes repayment          $  1,000
                                                     ========
    Purchase of BEP and Franchisees financed
      through sale/leaseback transactions            $ 50,000    $  5,440
                                                     ========    ========

                                                                     (Concluded)
See notes to consolidated financial statements.

DENAMERICA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE FISCAL YEARS IN THE PERIOD ENDED  DECEMBER 31, 1998
(IN  THOUSANDS  EXCEPT FOR SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - On March 29, 1996, Denwest Restaurant Corp. ("DRC") merged with and into American Family Restaurants ("AFR") with AFR being the surviving corporation (the "Merger"). Upon consummation of the Merger, AFR changed its name to DenAmerica Corp. (the "Company"). The Company is a multi-concept restaurant company, which operates restaurants in 25 states. At December 31, 1998, the Company operated 100 Denny's restaurants and 101 Black-eyed Pea restaurants. The Company owns its Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements whereby it is obligated to remit advertising and royalty fees to the franchisor.

     Over the past two years the Company has experienced net losses aggregating approximately $25,600, which includes an asset impairment loss of $14,100. As a result, at December 31, 1998, the Company had a shareholders' deficit of approximately $3,300.

     The Company has pursued a strategy to repay its senior lender debt obligations in order to provide the Company with the flexibility to (i) refinance certain debt obligations to better match operating cash flows with debt amortization, (ii) improve its portfolio of operating restaurants, and (iii) position it to grow. During 1998, the Company reduced its total debt obligations by $27,767 primarily from the sale of restaurants. The Company believes that the sale of underperforming restaurants has improved its overall asset base. In addition, the Company's Denny's restaurants have experienced same store sales increases of 5% in the fourth quarter of 1998, a trend which has continued in the first quarter of 1999. Higher sales volumes allow the Company to better leverage its fixed cost structure and have positioned the Company for improved operating results in the future.

     At December 31, 1998, the Company was not in compliance with certain financial debt covenants under its senior credit facility. These financial covenants were established in July 1996 and have not been modified to
     reflect  the  reduction  in   outstanding   obligations   or  the  sale  of
     restaurants. As discussed in Note 15, in April 1999, the Company received commitments from lenders to provide new borrowings of $20,100. The Company believes that the financing transaction outlined in the commitments will enable it to repay the remaining obligations under its senior credit facility and to cure its defaults. If the Company cannot complete the financing contemplated under the commitments, it would continued to be in default with the senior credit facility until other acceptable refinancing or restructuring alternatives are available. There can be no assurance, however, that additional financing will be available to the Company or available on satisfactory terms.

     The consolidated financial statements include the accounts of DenAmerica Corp. and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in these consolidated financial statements.

     SIGNIFICANT ACCOUNTING POLICIES - A summary of significant accounting policies is as follows:

     a. FISCAL YEARS - The Company's fiscal year is the 52 or 53 week period ending the Wednesday closest to December 31. For clarity of presentation, the Company's 1996, 1997 and 1998 fiscal years, which represent the 53 week period ended January 1, 1997, the 52 week period ended December 31, 1997 and the 52 week period ended December 30, 1998, have been described in the financial statements as the years ended December 31, 1996, 1997 and 1998.

     b. CASH AND CASH EQUIVALENTS consist of cash held in bank demand deposits and highly liquid investments purchased with initial maturities of three months or less.

     c. INVENTORIES consist primarily of food and beverages in restaurants and are carried at the lower of cost or market. Cost is determined under a method which approximates the last-in, first-out ("LIFO") method.

     d. ASSETS HELD FOR SALE in 1997 are stated at the lower of cost or estimated net realizable value and include certain property and equipment, franchise costs and goodwill associated with certain restaurants that were sold in March 1998.

     e. PROPERTY AND EQUIPMENT are recorded at cost. Depreciation is computed under the straight-line depreciation method over the estimated useful lives of the assets. Leased properties consist of capitalized buildings and equipment and leasehold improvements. Amortization is recorded principally on the straight-line method over the lesser of the estimated useful lives or the lives of the leases.

     f. FRANCHISE RIGHTS - The Denny's franchise agreements require the Company to pay a franchise fee for each unit opened. The fees are capitalized and amortized using the straight-line method over the 20 year terms of the franchise agreements. Upon expiration of the franchise agreements, the franchisor may grant the Company the right to extend the term of the franchise agreement. Also, at termination, the franchisor has the right, at its option, to purchase the restaurant equipment at the lesser of the Company's cost (as defined) or fair value.

     g. FRANCHISE REVENUE - During 1998, the Company acquired all remaining Black-eyed Pea franchised restaurants. Royalty revenues, which are included in restaurant revenues, were approximately $1,142 and $45 during fiscal years 1997 and 1998, respectively.

     h. PREOPENING COSTS, GOODWILL AND INTANGIBLE ASSETS - In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. The Company early-adopted SOP 98-5 at the beginning of fiscal year 1998 and now expenses all preopening costs as incurred. This change in accounting principal did not have a material effect on the Company's financial statements. Deferred costs and intangible assets are recorded at cost. Goodwill represents the excess of the cost of restaurants acquired over the fair value of the net assets at the date of acquisition. Goodwill is amortized using the straight-line method ranging from 12 to 40 years. The Company evaluates the possible impairment of goodwill and intangible assets based on estimates of future undiscounted cash flows allocated on an individual restaurant basis.

     i. DEFERRED FINANCING COSTS are included in other assets and are amortized using the effective interest method over the terms of the related loans. Deferred financing costs, net of amortization, totaled $4,456 and $3,670 at December 31, 1997 and 1998, respectively.

     j. DEFERRED RENT represents the accrual resulting from recording rental expense on a straight-line basis. As of December 31, 1997 and 1998, deferred rent totaled $2,511 and $2,487, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

     k. EARNINGS PER SHARE - Basic earnings per share is calculated utilizing only weighted average common shares outstanding and diluted earnings per share gives effect to all dilutive potential common shares outstanding during the reporting periods.

          Earnings per share for the year ended December 31, 1996 has been computed based upon the weighted average of the shares of the Company's common stock received in connection with the Merger by the former shareholders of DRC after deducting preferred stock dividends and accretion on preferred stock of DRC outstanding prior to the Merger, plus the total outstanding shares of the Company's common stock held by other shareholders.

     l. STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Pro forma information reflecting the fair value method is presented in Note 11.

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

     n. FAIR VALUE - The fair value of notes receivable, payables and accrued liabilities approximates carrying value due to the short-term nature of the instruments. The fair value of debt obligations is determined based on current borrowings and repayment transactions. The fair value of the warrants were determined using the Black-Scholes option pricing model.

     o. NEW ACCOUNTING STANDARDS - During 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
          INFORMATION. SFAS No. 130 changes the reporting of certain items currently reported in the shareholders' equity section of the balance sheet and requires that comprehensive income and its components be prominently displayed in the financial statements. There were no items which qualified for treatment as components of comprehensive income for the periods presented. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers.

          In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including those imbedded in other contracts and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The Company has not yet determined the effect the adoption of SFAS No. 133 will have on its financial statements.

     p.   RECLASSIFICATIONS  - Certain  reclassifications  have been made to the
          1996  and  1997   financial   statements   to   conform  to  the  1998
          presentation.

2.   ACQUISITIONS AND DIVESTITURES

     During 1996, the Company expanded the number of restaurants it operates through certain mergers and acquisitions, including the merger with AFR described in Note 1 and the acquisition of Black-eyed Pea U.S.A., Inc. (the "BEP Acquisition") pursuant to a stock purchase agreement. Additionally, during 1996, the Company sold the assets related to 23 restaurants in exchange for a promissory note from the buyer in the principal amount of $4,600. The promissory note, which is included in other assets, is secured by the assets sold and requires monthly payments through June 2003.

     During 1997, the Company implemented a strategy of focusing on the Black-eyed Pea concept as well as those Denny's restaurants that achieve certain operational and geographic efficiencies by completing a series of transactions including: (i) converting 10 nonbranded restaurants to the Denny's concept and selling 11 nonbranded restaurants, (ii) selling or closing 17 Denny's restaurants, (iii) entering into an agreement to sell 63 Denny's and eight nonbranded restaurants, of which six were closed, to a Denny's franchisee, (iv) developing four new Black-eyed Pea and one new
     Denny's restaurants, (v) purchasing the leasehold interests in nine Black-eyed Pea restaurants from franchisees (the "BEP Franchisee Acquisition") and selling the related leasehold interests. The sale of the restaurants in 1997 resulted in a gain of approximately $850, which is included as a reduction of other operating expenses. The Company included in its 1997 financial statements a charge for impaired assets of approximately $14,100 associated with the sale of the 71 restaurants described under (iii) above, which the Company completed in March 1998.

     In connection with the closing of the BEP Franchisee Acquisition, the Company and one of the franchisees settled threatened litigation and CNL Group, Inc. ("CNL") acquired certain assets directly from the franchisees and entered into capital leases with the Company. The value of the leases exceeded the purchase price, resulting in the Company receiving approximately $2,700 in cash that has been recorded as a deferred gain which is being amortized over the life of the leases.

     During 1997, the Company also entered into a series of transactions with CNL, including the purchase of CNL's 50% interest in three joint ventures, which operated a total of 16 Denny's restaurants, and the land and buildings for nine of the restaurants that were previously leased from CNL. The Company subsequently entered into 15-year sale-leaseback arrangements with CNL for nine Denny's restaurants and received $8,000. In addition, the Company sold eight buildings located on ground leases to CNL for proceeds of $4,600 and entered into capital leases for these locations. The Company also entered into equipment notes payable with CNL totaling approximately $12,500. No gain or loss was recognized on these transactions and the Company utilized the proceeds, which totaled approximately $25,000, to repay senior debt obligations of the Company.

     In March 1998, the Company completed the sale of 71 restaurants, as described above, for gross proceeds of $28,700. Net cash proceeds of
     $25,200 were used to (i) repay indebtedness of the Company, including a note at a $2,400 discount from its outstanding principal amount of approximately $15,285, (ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of the Company's common stock at an exercise price of $1.90 per share, which were issued in connection with the repaid note, (iii) permanently reduce the Company's outstanding borrowings under the term loan portion of its credit facility to $1,500, and (iv) repay certain equipment operating leases associated with restaurants sold.

     In a separate transaction completed in March 1998, the Company sold five Denny's restaurants for cash of $700 plus a note in the principal amount of $400. The Company used the cash proceeds from this transaction to permanently reduce its outstanding borrowings under the term loan portion of its credit facility.

3.   PROPERTY AND EQUIPMENT

     Property and equipment including assets under capitalized leases as of the fiscal years ended consist of the following:

                                                 ESTIMATED
                                               USEFUL LIVES     1997      1998
                                               ------------    -------   -------

     Buildings                                 5 - 20 years    $35,585   $34,641
     Restaurant equipment                      3 - 11 years     22,310    22,353
     Leasehold improvements                    Life of lease    11,942    12,538
     Other                                     3 - 7 years       2,451     3,346
                                                               -------   -------
     Total                                                      72,288    72,878
     Less accumulated depreciation
       and amortization                                         12,228    17,230
                                                               -------   -------
     Equipment and leasehold
       improvement - net                                       $60,060   $55,648
                                                               =======   =======

     Assets recorded under capital leases as of the fiscal years ended consist of the following:

                                                            1997          1998
                                                           -------       -------
     Buildings                                             $33,600       $32,878
     Other                                                   7,138         6,440
                                                           -------       -------
     Total                                                  40,738        39,318
     Less accumulated amortization                           5,147         7,325
                                                           -------       -------
     Total                                                 $35,591       $31,993
                                                           =======       =======

     Depreciation and amortization expense was $4,594, $5,324 and $5,598 for the fiscal years ended 1996, 1997 and 1998, respectively.

4.   INTANGIBLE ASSETS

     Intangible assets as of the fiscal years ended consist of the following:

                                                            1997          1998
                                                           -------       -------
     Goodwill                                              $52,650       $52,879
     Franchise rights                                        3,217         2,989
     Favorable lease arrangements                            1,130           883
                                                           -------       -------
     Total                                                  56,997        56,751
     Less accumulated amortization                           4,896         6,171
                                                           -------       -------
     Intangible assets -- net                              $52,101       $50,580
                                                           =======       =======

     Amortization expense was $2,406, $4,043 and $1,992 for the fiscal years ended 1996, 1997 and 1998, respectively.

5.   OTHER CURRENT LIABILITIES

     Other current liabilities as of the fiscal years ended consist of the following:

                                                            1997           1998
                                                           ------         ------
     Accrued insurance                                     $2,022         $1,125
     Estimated closed restaurant obligations                1,000          1,570
     Interest                                               2,544          4,432
     Other                                                  2,797          1,819
                                                           ------         ------
     Total accrued liabilities                             $8,363         $8,946
                                                           ======         ======

     The majority of the accrued interest relates to the deferral of interest payments on the Company's Series B Subordinated Notes, which are held by related parties (see Notes 7 and 13) .

6.   RESERVES FOR STORE CLOSINGS

     In 1997 and 1998, other long-term liabilities includes long-term reserves of $3,491 and $1,737, respectively, for estimated obligations for closed restaurants. Other long-term liabilities includes $1,473 for estimated obligations for insurance in 1997.

     The following is a summary of store closing reserves including additions recorded in connection with mergers and acquisitions:

                                                 1996         1997         1998
                                                ------       ------       ------
     Beginning Balance                          $  871       $6,971       $4,491
     Additions                                   7,150                     1,208
     Less charges                                1,050        2,480        2,392
                                                ------       ------       ------
     Ending Balance                             $6,971       $4,491       $3,307
                                                ======       ======       ======

7.   DEBT OBLIGATIONS

     Debt obligations as of the fiscal years ended consist of the following:

                                                                1997      1998
                                                               -------   -------
     LONG-TERM DEBT OBLIGATIONS:
       CNL obligations                                         $22,673   $22,873
       Series B subordinated notes (face value $18,250)         15,690    16,176
       Other notes payable                                         659       617
       Capital lease obligations (Note 8)                       39,396    32,828
                                                               -------   -------
       Total long-term obligations                             $78,418   $72,494
                                                               =======   =======

     CURRENT PORTION OF LONG-TERM DEBT OBLIGATIONS:
       Obligations under credit facility                       $22,777   $14,772
       CNL obligations                                           1,885     4,205
       BEP purchase note (repaid in 1998)                       15,285
       Other notes payable                                         206        85
       Capital lease obligations (Note 8)                        2,481     1,729
                                                               -------   -------
       Total current obligations                               $42,634   $20,791
                                                               =======   =======

     A summary of the Company's debt obligations is as follows:

     (a)  CREDIT FACILITY

          The Company has entered into a credit facility with Banque Paribas, as agent, and the Company's other senior lenders (the "Credit Facility"). The Credit Facility currently consists of a $15,000 revolving credit loan. These loans bear interest at 150 basis points over prime, which was 7.75% at December 31, 1998. As of December 31, 1998, the Company had $14,772 of outstanding borrowings under the revolving credit loan, which matures in December 2001. In connection with the Credit Facility, the Company issued to the lender six-year warrants to acquire an aggregate of 738,028 shares of the Company's common stock. The exercise prices for the shares range from $4.30 to $6.45 per share. At the date of issuance, the warrants were valued at $1,109. At December 31, 1998, the fair value of the warrants is $998.

          The Company was not in compliance with certain of its debt covenants under the Credit Facility at December 31, 1998, and has classified the entire balance of the revolving credit loan as current (See Note 15).

     (b)  CNL OBLIGATIONS

          In October 1997 and November 1998, the Company entered into a series of transactions with CNL. As a result, the Company is obligated to CNL under certain promissory notes totaling $23,216. The notes bear interest at rates from 9% to 10% payable monthly and quarterly, mature in November 2004 and September 2007, and are collateralized with certain equipment assets located in 54 Denny's restaurants. At December 31, 1998, the fair value of the promissory notes approximate carrying value as the interest rate approximates borrowing rates currently available to the Company. The Company is also obligated to CNL under a $4,400 face value convertible redeemable debenture bearing interest at 5%, recorded net of a $538 discount at December 31, 1998, with interest only payable quarterly and maturing in September 2002. The fair value of the convertible redeemable debenture is $4,400.

     (c)  SERIES B SUBORDINATED NOTES

          The Series B subordinated notes ("Series B Notes") bear interest at 13% and mature in March 2003. In connection with the issuance of the Series B Notes, the Company issued springing warrants to purchase an aggregate of 478,000 shares of the Company's common stock at an exercise price of $0.01 per share. The warrants become exercisable if the Company does not repay the Series B Notes in full prior to March 29, 1999. Certain holders of the Series B Notes have not received interest payments since March 31, 1997. As of December 31, 1998, accrued and unpaid interest due to these holders totals $3,821. The Company has not received waivers from these holders for noncompliance of certain of the debt covenants under the Series B Notes (see Note
          15). The fair value of the Series B Notes at December 31, 1998 is $18,250.

          The aggregate annual maturities of long-term debt, excluding capital lease obligations, for the years subsequent to December 31, 1998 are as follows:

          1999                                                         $19,062
          2000                                                           2,258
          2001                                                           2,488
          2002                                                           2,741
          2003                                                          19,193
          Thereafter                                                    12,986
                                                                       -------
          Total                                                        $58,728
                                                                       =======
8.   LEASES

     The Company's operations utilize leased property, facilities and equipment. At December 31, 1998, substantially all of the Company's restaurants are operated under lease arrangements which provide for a fixed base rent and, in some instances, contingent rentals based on a percentage of gross revenues. Initial terms of the leases generally are not less than 15 years, exclusive of options to renew. The leases have expiration dates through 2018 and contain various renewal and purchase options. Future minimum lease payments do not include amounts payable by the Company for maintenance costs, real estate taxes or contingent rentals payable based on a percentage of sales in excess of stipulated amounts of the leases. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments, including certain leases relating to restaurants sold as of December 31, 1998 consist of the following:

                                                              OPERATING LEASES
                                                             -------------------
                                                             MINIMUM    MINIMUM
                                                 CAPITAL      LEASE     SUBLEASE
                                                 LEASES      PAYMENTS   PAYMENTS
                                                --------     --------   --------
     1999                                       $  5,326     $ 26,700    $ 5,483
     2000                                          5,058       25,935      5,320
     2001                                          4,916       23,381      5,185
     2002                                          4,924       20,025      4,931
     2003                                          4,745       18,692      4,661
     Subsequent years                             41,561      178,469     59,571
                                                --------     --------    -------
     Total                                        66,530     $293,202    $85,151
                                                             ========    =======
     Less imputed interest - interest rates
       ranging from 10% to 15%                   (31,973)
                                                --------
     Present value of minimum capital lease
       obligation                                 34,557
     Less current portion of capital lease
       obligation                                  1,729
                                                --------
     Long-term portion of capital lease
       obligation                               $ 32,828
                                                ========

     Obligations under operating leases related to restaurants sold which are being paid directly by the purchaser but for which the Company continues to be contingently liable are included in minimum sublease payments (see Note
     2).

     Included in minimum operating lease payments are payments attributable to equipment leases which typically extend for a period of five to seven years. Annual payments attributable to these leases are: $4,397 (1999); $4,314 (2000); $2,069 (2001) and none thereafter. These payments are included in other operating expenses in the accompanying financial statements.

     The following is a summary of rental expense, excluding sublease amounts, under all operating leases for the fiscal years ended:

                                                 1996         1997         1998
                                               -------      -------      -------
     Minimum rentals                           $17,852      $19,060      $16,432
     Contingent rentals                            823          510          513
                                               -------      -------      -------
     Total rent expense                        $18,675      $19,570      $16,945
                                               =======      =======      =======

9.   INCOME TAXES

     The Income tax provision (benefit) as of the fiscal years ended consists of the following:

                                                        1996     1997      1998
                                                        ----     ----      ----
     Current:
       Federal                                                    $ 37    $  13
     Deferred:
       Federal                                          $680     2,727     (621)
       State                                             190       494     (306)
                                                        ----    ------    -----
     Total deferred                                      870     3,221     (927)
                                                        ----    ------    -----
     Total income tax provision (benefit)               $870    $3,258    $(914)
                                                        ====    ======    =====

     A reconciliation of the provision (benefit) for income taxes and the amounts that would be computed using federal statutory tax rates for the fiscal years ended are as follows:

                                                     1996      1997       1998
                                                   -------   --------   -------
     Computed expected tax expense (benefit)       $   869   $ (6,205)  $(2,430)
     State income taxes - net of federal benefit       124       (886)     (347)
     Nondeductible expenses (primarily goodwill)       267     11,191       323
     FICA tip credits and other                       (390)      (842)     (595)
     Change in valuation allowance                                        2,135
                                                   -------   --------   -------
     Total                                         $   870   $  3,258   $  (914)
                                                   =======   ========   =======

     Deferred income tax assets for the fiscal years ended are as follows:

                                                               1997       1998
                                                             -------    -------
     Current deferred income tax assets:
       Accrued self insurance and contingent losses          $   827    $   478
       Other accrued expenses                                    264        360
                                                             -------    -------
     Total current deferred income tax assets included in
       other current assets                                  $ 1,091    $   838
                                                             =======    =======
     Noncurrent deferred income tax assets (liabilities):
       Store closing                                         $ 1,991    $   695
       Intangibles                                            (4,214)    (4,546)
       Net operating loss carryforward                         9,716      9,296
       Valuation allowance                                    (2,789)    (4,924)
       Various tax credit carryforward                         2,073      2,891
       Depreciation, capitalized leases and deferred gain      1,584      1,173
       Impairment of assets                                   (4,588)
       Other                                                   1,539        993
                                                             -------    -------
     Net noncurrent deferred income tax assets               $ 5,312    $ 5,578
                                                             =======    =======

     As of December 31, 1998, the Company has approximately $23,454 of net operating loss carryforwards that expire beginning in 2004 and alternative minimum tax credit carryforwards of approximately $2,891. The Company has a valuation allowance of $4,924 relating to certain net operating loss carryforwards.

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

     A summary of changes in stock options is as follows:
                                                                        WEIGHTED
                                                                        AVERAGE
                                                           OPTION        OPTION
                                                           SHARES        PRICE
                                                         ---------      --------
     Outstanding at March 29, 1996                         506,500        $4.07
       Granted                                             774,800         4.15
       Exercised                                           (70,000)        2.00
                                                         ---------        -----
     Outstanding at December 31, 1996                    1,211,300         4.13
       Granted                                             100,000         3.44
       Exercised                                           (48,500)        2.00
                                                         ---------        -----
     Outstanding at December 31, 1997                    1,262,800         4.21
       Granted                                              30,000         3.06
       Exercised                                           (37,500)        2.00
       Canceled                                           (239,000)        4.26
                                                         ---------        -----
     Outstanding at December 31, 1998                    1,016,300         4.06
                                                         =========        =====

     The following table summarizes information about stock options outstanding at December 31, 1998:

     Range of exercise prices                      $2.00 - $4.00   $4.75 - $6.00
     Shares outstanding in range                         788,800         227,500
     Weighted-average exercise price                      $ 3.73          $ 5.21
     Weighted-average remaining contractual life            7.19            6.35
     Shares currently exercisable                        516,880         167,500
     Weighted-average exercise price of shares
       currently exercisable                              $ 3.69          $ 5.31

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income (loss) applicable to common shareholders and net income (loss) applicable to common shareholders per share for the years ended December 31, 1996, 1997 and 1998 would have been adjusted to the pro forma amounts indicated below:

                                                   1996       1997       1998
                                                 --------   --------   --------
     Net income (loss) applicable to common
       shareholders - as reported               $   969   $(20,977)   $  (4,657)
                                                =======   ========    =========
     Net income (loss) applicable to common
       shareholders - pro forma                 $   707   $(21,239)   $  (4,974)
                                                =======   ========    =========
     Basic and diluted income (loss) per
       share - as reported                      $  0.08   $  (1.56)   $   (0.35)
                                                =======   ========    =========
     Basic and diluted income (loss) per
       share - pro forma                        $  0.06   $  (1.58)   $   (0.37)
                                                =======   ========    =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: no dividend yield; expected volatility of 67%; risk free interest rate of 5%; and expected lives of two to five years.

12.  EARNINGS PER SHARE

     Earnings per share is calculated as follows:

                                                   1996       1997       1998
                                                 --------   --------   --------
     Income (loss) before extraordinary item     $  1,615   $(20,977)  $ (6,028)
     Less:  Extraordinary gain (loss)                (497)                1,371
     Preferred stock dividend and accretion          (149)
                                                 --------   --------   --------
     Net income (loss) applicable to common
       shareholders                              $    969   $(20,977)  $ (4,657)
                                                 ========   ========   ========

     Shares - basic income (loss) per share        11,698     13,437     13,485
     Dilutive effect of common stock
       equivalents                                    146
                                                 --------   --------   --------
     Shares - diluted income (loss) per share      11,844     13,437     13,485
                                                 ========   ========   ========
     Basic and diluted income (loss) per share:
       Before extraordinary item                 $    .14   $  (1.56)  $   (.45)
                                                 ========   ========   ========
       Applicable to common shareholders         $    .08   $  (1.56)  $   (.35)
                                                 ========   ========   ========

13.  RELATED PARTY TRANSACTIONS

     During fiscal years ended December 31, 1996, 1997 and 1998, the Company entered into a number of transactions with officers and/or shareholders of the Company or affiliated companies. Advances due from officers are included in receivables in the accompanying financial statements. The following summarizes the related party transactions as of and for the fiscal years then ended:

                                                         1996     1997     1998
                                                        ------   ------   ------
     Advances due from officers and shareholders        $  435   $  378   $  802
                                                        ======   ======   ======
     Note receivable from shareholders                  $2,600   $2,600   $2,600
                                                        ======   ======   ======
     LH Leasing (described below)                       $1,902   $3,804   $3,804
                                                        ======   ======   ======
     Lease expense paid to shareholders                 $  100   $   35   $   --
                                                        ======   ======   ======

     In connection with the financing of the BEP Acquisition, LH Leasing Company, Inc. ("LH Leasing"), a corporation owned by Jack M. Lloyd and William J. Howard, purchased from the Company for cash in the amount of $14,250 the equipment located at 62 Black-eyed Pea restaurants leased by BEP, a wholly-owned subsidiary of the Company, or Texas BEP, L.P. ("Texas BEP"), a limited partnership in which BEP is the general partner and in which a wholly-owned subsidiary of BEP is the limited partner. Concurrently with the sale of the equipment to LH Leasing, LH Leasing leased the equipment to the Company and the Company subleased the equipment to BEP or Texas BEP. The equipment lease has a term of five years and grants the Company an option to purchase the equipment at its fair market value upon the expiration of the lease. The terms of the subleases between the Company and each of BEP and Texas BEP are consistent with the terms set forth in the equipment lease between the Company and LH Leasing. Messrs. Lloyd and Howard formed LH Leasing as an accommodation to the Company to enable it to satisfy the requirements of the Company's senior lenders. Messrs. Lloyd and Howard received no material compensation for the transactions involving the Company and LH Leasing.

     A note receivable from shareholder, which is included in other current assets at December 31, 1998, bears interest at 6%. The note is secured by Series B Notes with a face amount of approximately $1,500 and approximately 403,000 shares of the Company's common stock. The Company has entered into an agreement with the holder of the note whereby the securities collateralizing the note will be used to redeem the receivable. The Company expects this transaction to close in 1999.

     Related parties of the Company are the holders of $18,250 of the Series B Notes (discussed in Note 7).

14.  EMPLOYEE BENEFIT PLANS

     In 1998, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees (the "401(k) Plan"). Eligible participants may contribute up to 15% of their total compensation. The Company provides matching contributions to the 401(k) Plan in amounts determined by the Board of Directors. Participants will be immediately vested in their personal contributions and over a five-year graded schedule for amounts contributed by the Company. The Company did not make any matching contributions to the 401(k) Plan in 1998.

15.  SUBSEQUENT EVENTS

     In April 1999, the Company executed commitment letters with a lender (the "Commitments") that provide for new borrowings totaling $20,100. Under the terms of the Commitments, the Company will enter into (i) $3,000 of new equipment financing, and (ii) a cumulative loan not to exceed $17,100. The $3,000 new equipment financing will modify and consolidate existing equipment notes payable totaling approximately $15,400, which will create a total term loan of $18,400. The new $18,400 term loan will amortize monthly over a seven year period and will bear interest at a fixed rate. The new term loan will be secured by a first security interest in restaurant equipment in certain of the Company's Denny's and Black-eyed Pea restaurants.

     To facilitate the $17,100 cumulative loan, the Company formed a special-purpose subsidiary and will contribute to that subsidiary the assets and liabilities associated with approximately 34 Denny's restaurants. The cumulative loan will be evidenced by individual promissory notes secured by the leasehold properties. The terms of the notes will vary based upon the term of the leaseholds which approximate 15 years. The notes will amortize monthly at a fixed rate of interest.

     The Company will use the proceeds from the new loans to (i) permanently retire the Company's revolving loans under its existing Credit Facility;
     (ii) purchase certain restaurant equipment currently encumbered by equipment leases; (iii) pay various fees and expenses; and (iv) provide working capital to the Company. The Company believes that it will complete the financing transactions contemplated by the Commitments in the second quarter of 1999 and that the funds provided by these financings will be sufficient for its ongoing operations and anticipated restaurant development activities during 1999.

     At December 31, 1998, the Company was not in compliance with several debt agreements, including its Credit Facility. The Company believes that the financing transaction outlined in the Commitments will provide the Company with sufficient liquidity to enable it to repay the remaining obligations under its Credit Facility and to cure its defaults under its other agreements. In addition, the Company intends to pursue various alternatives to refinance other assets during 1999. If the Company cannot complete the financing contemplated under the Commitments, it would continue to be in default and other acceptable refinancing or restructuring alternatives may not be available to the Company.

16.  BUSINESS SEGMENTS

     The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION effective January 1, 1998. The Company operates family-oriented, full-service restaurants primarily under two separate concepts, Denny's and the Black-eyed Pea. The Company owns the Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements. The two concepts have separate management teams and reporting infrastructures. The accounting policies for each concept are the same as those described in Note 1. During each fiscal period, the Company also operated several non-branded restaurants. As of December 31, 1998, all of the non-branded restaurants have been closed or converted to the Denny's or Black-eyed Pea concept. The concept distribution of the Company's revenues, restaurant operating income, depreciation and amortization and identifiable assets for the three-year period ended December 31 is as follows:

                                               1996         1997         1998
                                            ---------    ---------    ---------
     REVENUES:
       Denny's                              $ 149,476    $ 165,167    $ 115,787
       Black-eyed Pea                          71,613      130,304      139,699
       Non-branded                             20,391        5,108          470
                                            ---------    ---------    ---------
     Total revenues                         $ 241,480    $ 300,579    $ 255,956
                                            =========    =========    =========

     RESTAURANT OPERATING INCOME:
       Denny's                                 11,347       (4,886)       7,583
       Black-eyed Pea                          11,150       14,444       10,684
       Non-branded                               (360)        (457)        (151)
                                            ---------    ---------    ---------
     Total restaurant operating income         22,137        9,101       18,116
       Administrative expenses                 10,303       13,684       12,423
                                            ---------    ---------    ---------
     Total operating income (loss)          $  11,834    $  (4,583)   $   5,693
                                            =========    =========    =========

     DEPRECIATION AND AMORTIZATION:
       Denny's                                  6,103        8,321        4,808
       Black-eyed Pea                             584        1,009        2,780
       Non-branded                                313           37            2
                                            ---------    ---------    ---------
     Total depreciation and amortization    $   7,000    $   9,367    $   7,590
                                            =========    =========    =========

     IDENTIFIABLE ASSETS:
       Denny's                                122,916      124,736       93,723
       Black-eyed Pea                          39,505       41,670       40,784
       Non-branded                             16,768        3,858
                                            ---------    ---------    ---------
     Total identifiable assets              $ 179,189    $ 170,264    $ 134,507
                                            =========    =========    =========

     Administrative   expenses,  which  are  not  allocated  to  the  individual concepts, are shown as a reconciling item to calculate total operating income (loss) for the periods presented.

17.  QUARTERLY DATA (UNAUDITED)

     The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 1998. The Company believes that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

                                                        1997
                                     -------------------------------------------
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

                                                        1998
                                     -------------------------------------------
                                      1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                     (13 WEEKS) (13 WEEKS) (13 WEEKS) (13 WEEKS)
                                     ---------- ---------- ---------- ----------
     Restaurant sales                 $ 72,880   $ 62,066   $ 62,231   $ 58,779
     Operating income (loss)             3,378      1,574        904       (163)
     Net income (loss) applicable
       to common shareholders            1,340     (1,061)    (1,183)    (3,753)
     Basic and diluted income (loss)
       per share applicable to common
       shareholders                        .10       (.08)      (.09)      (.28)

                                   * * * * * *