Form 10-Q
period 1999-03-31
DENAMERICA CORP
filed 1999-05-14
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                         Commission File Number 1-13226


                                DENAMERICA CORP.
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  GEORGIA                                58-1861457
---------------------------------------------     -------------------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                Identification No.)


          7373 N. SCOTTSDALE ROAD
      SUITE D-120, SCOTTSDALE AZ 85253                      85253
---------------------------------------------     -------------------------
  (address of principal executive offices)               (zip code)

                                 (602) 483-7055
                                 --------------
              (registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows: 13,485,277 shares of Common Stock, $.10 par value, as of March 31, 1999.

                                DENAMERICA CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1      Unaudited Financial Statements

              Condensed Consolidated Balance Sheets -
                  December 30, 1998 and March 31, 1999..................    3

              Condensed Consolidated Statements of Operations -
                  13-Week Periods ended April 1, 1998
                  and March 31, 1999....................................    4

              Condensed Consolidated  Statements of Cash Flows -
                  13-Week Periods ended April 1, 1998 and
                  March 31, 1999........................................    5

              Notes to Condensed Consolidated Financial Statements......    6

ITEM 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    7

PART II.      OTHER INFORMATION.........................................   13

              SIGNATURES  ..............................................   14

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                        DENAMERICA CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                     DECEMBER 30,     MARCH 31,
                                                         1998           1999

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $   2,330     $   1,263
   Receivables                                             2,636         2,608
   Inventories                                             2,917         2,966
   Other current assets                                    5,533         5,402
                                                       ---------     ---------
      Total current assets                                13,416        12,239
PROPERTY AND EQUIPMENT, net                               55,648        56,640
INTANGIBLE ASSETS, net                                    50,580        50,375
DEFERRED INCOME TAXES                                      5,578         5,713
OTHER ASSETS                                               9,285         9,169
                                                       ---------     ---------

TOTAL                                                  $ 134,507     $ 134,136
                                                       =========     =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                    $  18,026     $  17,283
   Accrued compensation                                    5,402         6,176
   Accrued taxes                                           5,089         5,123
   Other current liabilities                               8,946         8,147
   Current portion of long-term debt                      20,791        20,713
                                                       ---------     ---------
        Total current liabilities                         58,254        57,442
LONG-TERM DEBT, LESS CURRENT PORTION                      72,494        73,463
OTHER LONG-TERM LIABILITIES                                7,093         6,764
                                                       ---------     ---------

          Total liabilities                              137,841       137,669
                                                       ---------     ---------

SHAREHOLDERS' DEFICIT
   Preferred stock, $.01 par value; authorized,
       5,000,000 shares; issued and outstanding none
   Common stock $.10 par value; authorized,
       40,000,000 shares; 13,485,277 shares issued
       and outstanding                                     1,349         1,349
   Additional paid-in capital                             35,869        35,869
   Accumulated deficit                                   (40,552)      (40,751)
                                                       ---------     ---------

      TOTAL SHAREHOLDERS' DEFICIT                         (3,334)       (3,533)
                                                       ---------     ---------

TOTAL                                                  $ 134,507     $ 134,136
                                                       =========     =========

See accompanying notes to condensed consolidated financial statements

                        DENAMERICA CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                      13 WEEK PERIODS ENDED
                                                 April 1, 1998  March 31, 1999

RESTAURANT SALES                                    $72,880         $60,941
                                                    -------         -------

RESTAURANT OPERATING EXPENSES:
     Food and beverage costs                         19,970          16,463
     Payroll and payroll related costs               25,102          20,819
     Depreciation and amortization                    1,786           1,685
     Other restaurant operating expenses             19,588          16,871
                                                    -------         -------
          Total operating expenses                   66,446          55,838
                                                    -------         -------

RESTAURANT OPERATING INCOME                           6,434           5,103

ADMINISTRATIVE EXPENSES                               3,056           2,831
                                                    -------         -------

OPERATING INCOME                                      3,378           2,272

INTEREST EXPENSE, net                                 3,426           2,606
                                                    -------         -------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM         (48)           (334)

INCOME TAX BENEFIT                                      (17)           (135)
                                                    -------         -------

LOSS BEFORE EXTRAORDINARY ITEM                          (31)           (199)

EXTRAORDINARY ITEM - GAIN ON
     EARLY  EXTINGUISHMENT OF DEBT-
     net of income taxes of $914                      1,371               -
                                                    -------         -------

NET INCOME (LOSS)                                    $1,340           ($199)
                                                    =======         =======


Basic and diluted income (loss) per share
     Before extraordinary item                       ( $.00)          ($.02)
                                                    =======         =======
     Net income (loss)                                 $.10           ($.02)
                                                    =======         =======

Basic and diluted weighted average shares
     outstanding
         Basic                                       13,447          13,485
         Diluted                                     13,447          13,485

See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              13 WEEK PERIODS ENDED
                                                           APRIL 1, 1998   MARCH 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $1,340         $(199)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                              1,786         1,685
     Amortization of deferred financing costs                     247            91
     Deferred income taxes                                        (17)         (135)
     Deferred rent                                                  -            61
     Extraordinary item                                         (1371)            -
     Other, net                                                  (523)         (215)
     Changes in operating assets and liabilities net of
         dispositions:
             Receivables                                          662            29
             Inventories                                          121           (49)
             Other current assets                                 406           166
             Accounts payable and accrued liabilities          (1,977)       (1,093)
                                                               ------        ------
          Net cash provided by operating activities               674           341
                                                               ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                          (744)       (1,459)
     Purchase of intangibles                                      (8)           (36)
     Proceeds from the sale of assets                          25,900          -
                                                               ------        ------
     Net cash provided by (used in) investing activities       25,148        (1,495)
                                                               ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Note receivable collections                                   77           138
     Borrowings                                                  (900)          857
     Principal reductions on long-term obligations            (24,667)         (908)
     Other                                                          -             -
                                                               ------        ------
          Net cash used in financing activities               (25,490)           87
                                                               ------        ------
NET CHANGE IN CASH AND CASH
     EQUIVALENTS                                                  332        (1,067)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                        1,267         2,330
                                                               ------        ------
CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                                                    $1,599        $1,263
                                                               ======        ======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

     Cash paid during the period for:

     Interest                                                  $2,268        $2,255
     Income taxes                                              $    7        $    2


See accompanying notes to condensed consolidated financial statements.

                        DENAMERICA CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DenAmerica Corp. and Subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, these operating results are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1998. Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

The Company currently operates 203 family-oriented, full-service restaurants in 26 states, primarily in the southwestern, midwestern, western, and southeastern United States. The Company owns and operates 103 Black-eyed Pea restaurants, primarily in Texas, Georgia, Arizona, Oklahoma, and the Washington, D.C. area. The Company also owns and operates 100 Denny's restaurants, which represents approximately 5.8% of the Denny's system and makes the Company the largest Denny's franchisee in terms of revenue and the number of restaurants operated.

(2)  1998 ASSET DIVESTITURES

In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for gross proceeds $28,700. Net cash proceeds of $25,200 were used to (i) repay the promissory note (the "BEP Note") payable to the seller of Black-eyed Pea U.S.A., Inc. ("BEP") at a $2,400 discount from its outstanding principal amount of approximately $15,285; (ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of Common Stock at an exercise price of $1.90 per share, which were issued in connection with the BEP Note; (iii) permanently reduce the Company's outstanding borrowings under the term loan of the Credit Facility; and
(iv) repay certain equipment operating leases associated with the restaurants sold in this transaction. The Company has included the $2,400 before-tax discount on the BEP note as an extraordinary item in the accompanying 1998 financial statements.

In a separate transaction completed in March 1998, the Company also sold five Denny's restaurants located in Wyoming to an unrelated party for cash of $700 plus a note in the principal amount of $400. The Company utilized the proceeds from this transaction to permanently reduce its outstanding borrowings under the term loan portion of its Credit Facility. The Company has recorded a gain of approximately $575 on this transaction, which is included as a partial offset to other operating expenses.

(3)  OTHER MATTERS

At March 31, 1999, the Company was not in compliance with certain financial debt covenants under its senior credit facility. The financial covenants in the credit facility were established in July 1996 and have not been modified to reflect the reduction in outstanding obligations or the sale of restaurants. In April 1999, the Company received commitments from lenders to provide new borrowings of $20.1 million. The Company believes that the financing transaction outlined in the commitments will enable it to repay or restructure the remaining obligations under its senior credit facility and to cure the covenant defaults under its other agreements. If the Company cannot complete the financing contemplated under the commitments, it would continue to be in default with the senior credit facility and other agreements until other acceptable refinancing or restructuring alternatives are available. There can be no assurance, however, that additional financing will be available to the Company or available on satisfactory terms.

(4) BUSINESS SEGMENTS

The Company operates family-oriented, full-service restaurants under two separate concepts, Denny's and Black-eyed Pea. The Company owns the Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements. The two concepts have separate management teams and reporting infrastructures. During the 1998 fiscal period the Company also operated several non-branded restaurants. As of December 31, 1998, all of the non-branded restaurants were closed or sold. The concept distribution of the Company's revenues and restaurant operating income for the thirteen-week periods ended March 31, 1999 and April 1, 1998 are as follows:

         REVENUES                                      1999         1998
         --------                                    -------      -------
         Black-eyed Pea                              $35,612      $35,846
         Denny's                                      25,329       36,681
         Non-branded                                      --          353
                                                     -------      -------
             Total revenues                          $60,941      $72,880
                                                     =======      =======


         RESTAURANT OPERATING INCOME                    1999         1998
         ---------------------------                 -------      -------
         Black-eyed Pea                              $ 3,441      $ 3,598
         Denny's                                       1,662        2,882
         Non-branded                                       -          (46)
                                                     -------      -------
              Total restaurant operating income        5,103        6,434
              Administrative expenses                  2,831        3,056
                                                     -------      -------
              Total operating income                 $ 2,272      $ 3,378
                                                     =======      =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

In two separate transactions in March 1998, the Company sold 68 Denny's restaurants and eight non-branded restaurants to unrelated parties. These transactions generated cash proceeds of approximately $25.9 million, which was used to permanently reduce outstanding borrowings under the Company's credit facility and to repay an outstanding promissory note at a $2.4 million discount. As a result, the operating results in the first quarter of 1999 are not comparable with the 1998 results. The Company intends to develop a total of eight new Black-eyed Pea restaurants during 1999 including two new Black-eyed
Pea restaurants opened during the first quarter of fiscal 1999. These transactions follow the Company's strategy of focusing on the Black-eyed Pea concept as well as those Denny's restaurants that achieve certain operational and geographic efficiencies.

The Company currently operates 103 Black-eyed Pea restaurants in 13 states, including 76 restaurants in Texas, Oklahoma, and Arizona. Through March 31,
1999, comparable same-store sales increased 0.6%, and average weekly sales increased 2.1% as compared with the first quarter of fiscal 1998. Carry-out sales accounted for approximately 11.6% and 11.2% of restaurant sales for the first quarters of 1999 and 1998, respectively.

As of March 31, 1999, the Company operated 100 Denny's restaurants in 19 states, including 55 restaurants in Texas, Florida, and Arizona. Through March 31, 1999, comparable same-store sales increased 3.2%, and average weekly sales increased 14% as compared with the first quarter of fiscal 1998. The increase is the result of the disposal of certain underperforming restaurants and the improvement in the overall asset base.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations expressed as a percentage of total restaurant sales.

                                              APRIL 1,        MARCH 31,
                                               1998             1999
                                               ----             ----
                                             (13 weeks)       (13 weeks)

Restaurant sales                                100%            100%
                                                ----            ----

Restaurant operating expenses:
   Food and beverage costs                      27.4            27.0
   Payroll and payroll related costs            34.4            34.2
   Depreciation and amortization                 2.5             2.8
   Other restaurant operating expenses          26.9            27.7
                                                ----            ----
       Total operating expenses                 91.2            91.7
                                                ----            ----
Restaurant operating income                      8.8             8.3
Administrative expenses                          4.2             4.6
                                                ----            ----
Operating income                                 4.6             3.7
Interest expense                                 4.7             4.3
                                                ----            ----
Loss before income taxes and
  extraordinary item                             (.1)            (.6)
Income tax (benefit) provision                   (.1)            (.3)
                                                ----            ----
Loss before extraordinary item                   (.0)            (.3)
Extraordinary item                               1.9               -
                                                ----            ----

Net income (loss)                               1.9%            (.3%)
                                                ====            =====

THIRTEEN-WEEK PERIOD ENDED MARCH 31, 1999 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED APRIL 1, 1998

         RESTAURANT SALES. Restaurant sales decreased $11.9 million, or 16.4%, to $60.9 million for the thirteen-week period ended March 31, 1999 as compared with restaurant sales of $72.9 million for the thirteen-week period ended April 1, 1998. This decrease was primarily attributable to the sale of 76 restaurants in the first quarter of 1998. Restaurant sales attributable to the Black-eyed Pea restaurants for the fiscal 1999 and 1998 periods totaled 58% and 49%, respectively.

         FOOD AND BEVERAGE COSTS. Food and beverage costs decreased to 27.0% of restaurant sales for the thirteen-week period ended March 31, 1999 as compared with 27.4% of restaurant sales for the thirteen-week period ended April 1, 1998. This decrease is primarily a result of the sale of lower- volume restaurants in 1998 and same-store sales increases in 1999.

         PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.2% of restaurant sales for the thirteen-week period ended March 31, 1999 as compared with 34.4% of restaurant sales for the thirteen-week period ended April 1, 1998. This decrease was primarily attributable to the sale of lower-volume restaurants in fiscal 1998 and same-store sales increases in fiscal 1999.


         DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs, and other items was $1.7 million for the thirteen-week period ended March 31, 1999, as compared with $1.8 million for the thirteen-week period ended April 1, 1998. This decrease is attributable to a change in accounting principle, related to store opening costs.

         OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses were 27.7% of restaurant sales for the thirteen-week period ended March 31, 1999 as compared with 26.9% of restaurant sales for the thirteen-week period ended April 1, 1998. Included in the 1998 results is a gain of $575,000 related to the sale of restaurants. As a result of a change in accounting principles, new store opening costs of approximately $216,000, were expensed when incurred beginning in fiscal 1999. Excluding these items, other restaurant operating expenses, expressed as a percentage of revenue, would have been 27.3% and 27.7% in fiscal 1999 and 1998, respectively.

         RESTAURANT OPERATING INCOME. Restaurant operating income decreased to $5.1 million, or 8.3% of restaurant sales, for the thirteen-week period ended March 31, 1999, as compared with $6.4 million, or 8.8% of restaurant sales, for the thirteen-week period ended April 1, 1998. This decrease was principally the result of the factors described above.

         ADMINISTRATIVE EXPENSES. Administrative expenses were $2.8 million, or 4.6% of restaurant sales, for the thirteen-week period ended March 31, 1999, as compared with $3.1 million, or 4.2% of restaurant sales, for the thirteen-week period ended April 1, 1998. This decrease of $225,000 is primarily attributable to the reduction in administrative costs associated with the restaurants sold in March 1998. Administrative expenses expressed as a percentage of restaurant sales, however, increased due primarily to decreased sales following the sale of 76 restaurants in the first quarter of 1998.

         INTEREST EXPENSE. Interest expense was $2.8 million, or 4.3% of restaurant sales, for the thirteen-week period ended March 31, 1999 as compared with $3.4 million, or 4.7% of restaurant sales, for the thirteen-week period ended April 1, 1998. The change is the result of the decrease in outstanding debt attributable to the sale of certain restaurants in 1998.

         INCOME TAX EXPENSE (BENEFIT). The Company recorded an income tax benefit of approximately $17,000, or an effective rate of 35%, for the thirteen-week period ended April 1, 1998 and $135,000, or an effective rate of 40%, for the thirteen-week period ended March 31, 1999.

         NET INCOME (LOSS). The Company recorded a net loss of approximately $199,000 for the thirteen-week period ended March 31, 1999, as a result of the factors described above. The Company recorded net income of $1.3 million for the thirteen-week period ended April 1, 1998, as a result of the factors described above and the extraordinary gain of approximately $1.4 million in fiscal 1998 associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's strategy has been to (i) focus on restaurants that achieve certain operational and geographic efficiencies; (ii) refinance certain debt obligations to better match operating cash flows with debt amortization; and (iii) position itself for growth. During the first quarter of 1998, the Company sold 76 underperforming restaurants and used the proceeds form these transactions to repay certain debt obligations. The Company believes that these transactions improved its overall portfolio of operating restaurants and has positioned it for improved operating results in 1999. Excluding the effect of a gain of $575,000 from an asset sale in the first quarter of 1998, net cash provided from operating activities increased from approximately $100,000 in fiscal 1998 to $341,000 in fiscal 1999. In addition, in the first quarter of 1999 the Company made principal reductions on its long-term obligations of approximately $900,000. In an effort to continue to improve its operating asset base, the Company is currently negotiating letters of intent with unrelated parties to purchase 13 underperforming or closed restaurants. The Company believes that these transactions will be completed over the next several quarters. The Company cannot provide assurance, however, regarding whether it will complete all or any of these transactions or the timing of any transactions that are completed.

The Company, and the restaurant industry generally, receives substantially all of its revenue in cash with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $45.2 million at March 31, 1999 and $44.8 million at December 30, 1998. The Company anticipates that it will continue to operate with a working capital deficit.

The Company historically has satisfied its capital requirements through credit facilities and sale-leaseback financings. The Company requires capital principally for the development of new restaurants and maintenance expenditures on its existing restaurants. Currently, the Company is in various stages of development of six Black-eyed Pea restaurants, which it expects to open over the next several quarters. The Company estimates that its costs to develop and open new Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant. The Company believes that its financing commitments will be adequate to meet its financing needs during the remainder of 1999. During the first quarter of 1999, the Company borrowed approximately $850,000 to finance its development activities associated with new Black-eyed Pea restaurants.

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

At March 31, 1999, the Company was not in compliance with certain financial covenants and payment terms in various debt and other agreements, including the Credit Facility and Series B Notes. The Company believes that the financing transaction provided for in the Commitments will enable it to repay the remaining obligations under its Credit Facility and to cure the covenant defaults under its other agreements. In addition, the Company intends to pursue various alternatives to refinance existing debt by financing other assets during 1999. If the Company cannot complete the financing contemplated under the Commitments, it would continue to be in default under the Credit Facility until other acceptable refinancing or restructuring alternatives become available. The Company cannot provide assurance, however, that additional financing will be available to the Company or available on satisfactory terms.

SEASONALITY

The Company's operating results fluctuate from quarter to quarter as a result of the seasonal nature of the restaurant industry and other factors. The Company's restaurant sales are generally greater in the second and third fiscal quarters (April through September) than in the first and fourth fiscal quarters (October through March). Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. The Company's working capital requirements also fluctuate seasonally.

INFLATION

The Company does not believe that inflation has had a material effect on operating results in past years. Although increases in labor, food or other operating costs could adversely affect the Company's operations, the Company generally has been able to modify its operating procedures or to increase prices to offset increases in its operating costs.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products may not function properly when processing dates that begin on or after January 1, 2000. The Company currently is upgrading its internal computer network to improve its management information systems in general, as well as to ensure that its systems will not malfunction as a result of "Year 2000" issues. The Company currently does not anticipate any material adverse effects related to the Year 2000 issues. The Company has identified four primary systems that could be adversely impacted by the Year 2000 issue. These systems are (1) point-of-sale and restaurant back-office accounting systems in each of its Black-eyed Pea restaurants; (2) point-of-sale and restaurant back-office accounting systems in each of its Denny's restaurants; (3) the Company's internal accounting systems and software; and (4) third-party systems, including computer systems used by the Company's food suppliers, financial institutions, credit card processors, and utility companies. The Company is in the process of converting the point-of-sale and back-office accounting systems at its Black-eyed Pea and Denny's restaurants. The Company currently anticipates that this conversion, which includes upgrading existing software, will be completed by September 30, 1999. The vendor for the Company's internal corporate accounting systems has advised the Company that it will be able to modify those systems to be Year 2000 compliant during 1999. The vendor currently is modifying the line code for those software products. The Company previously engaged a third-party consultant to evaluate those systems and has retained another third-party consultant to assess and test the vendor's modifications to the systems by June 30, 1999. The Company currently anticipates that its costs to bring its computer systems into Year 2000 compliance will not exceed $250,000. The Company has obtained Year 2000 compliance certification from all significant third-parties that the Company depends upon, including food suppliers, financial institutions, and credit card transaction processors. All significant third-parties have advised the Company that their systems are or will be Year 2000 compliant during 1999. The Company intends to continue to identify technology systems that may be subject to Year 2000 risks and to monitor and test those systems throughout 1999. The Company currently does not anticipate any material adverse effects related to Year 2000 issues. As of the filing date of this Report, the Company has not developed a contingency plan to address Year 2000 issues. Following completion of the third-party assessment and testing of modifications to its internal accounting systems, the Company will develop contingency plans to address those potential adverse consequences, if any, identified as remaining with respect to Year 2000 issues.

NEW ACCOUNTING STANDARDS

In April 1998, the AICPA issued Statement of Position 98-5 "Reporting the Cost of Start-up Activities". This statement requires companies to expense the cost of start-up activities as incurred. The Company adopted this statement in fiscal 1998.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in Item 1 - "Special Considerations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1998.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable

ITEM 5.     OTHER INFORMATION
            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a) EXHIBITS.

            10.121  Commitment  letter  dated  April  13,  1999,  from  CNL Fund
               Advisors, Inc. to DenAmerica Corp. regarding $3,000,000 of new equipment financing and modification and consolidation with $15,000,000 existing equipment financing. (1)

            10.122  Commitment  letter  dated April 13, 1999 from CNL  Financial
               Services, Inc. to DenAmerica Corp. regarding total cumulative loan not to exceed $17,100,000.

            27.1 Financial Data Schedule.
                 ------------------------

            (1)Incorporated  by reference  to the  Exhibits to the  Registrant's
               Annual Report on Form 10-K for the year ended December 30, 1998, as filed on April 14, 1999.

            (B) REPORTS ON FROM 8-K.
                Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         DENAMERICA CORP.

Dated:  May 12, 1999     By: /S/ TODD S. BROWN
                            ----------------------------------------------------
                                 Todd S. Brown
                                 Senior Vice President, Chief Financial Officer, and Treasurer

                                 (Duly authorized officer of the
                                 registrant, principal financial
                                 and accounting officer)