Form 10-Q
period 1999-06-30
DENAMERICA CORP
filed 1999-08-16
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         Commission File Number 1-13226

                         PHOENIX RESTAURANT GROUP, INC.
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


                                DenAmerica Corp.
               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows: 13,485,277 shares of Common Stock, $.10 par value, as of August 13, 1999.

                         PHOENIX RESTAURANT GROUP, INC.
                           (FORMERLY DENAMERICA CORP.)
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1   Unaudited Financial Statements

         Condensed Consolidated Balance Sheets -
           December 30, 1998 and June 30, 1999..............................   3

         Condensed Consolidated  Statements of Operations - 13-Week Periods
           ended July 1, 1998 and June 30, 1999
           and 26-Week Periods ended July 1, 1998 and June 30, 1999.........   4

         Condensed Consolidated  Statements of Cash Flows - 13-Week Periods
           ended July 1, 1998 and June 30, 1999
           and 26-Week Periods ended July 1, 1998 and June 30, 1999.........   5

         Notes to Condensed Consolidated Financial Statements...............   6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   9

PART II. OTHER INFORMATION..................................................  16

         SIGNATURES.........................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY DENAMERICA CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                        DECEMBER 30,   JUNE 30,
                                                           1998         1999
                                                         ---------    ---------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $   2,330    $   4,480
  Receivables                                                2,636        3,165
  Inventories                                                2,917        2,867
  Other current assets                                       5,533        4,667
                                                         ---------    ---------
    Total current assets                                    13,416       15,179
PROPERTY AND EQUIPMENT, net                                 55,648       54,757
INTANGIBLE ASSETS, net                                      50,580       46,986
DEFERRED INCOME TAXES                                        5,578        6,995
OTHER ASSETS                                                 9,285        8,088
                                                         ---------    ---------
TOTAL                                                    $ 134,507    $ 132,005
                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                       $  18,026    $  15,554
  Accrued compensation                                       5,402        5,344
  Accrued taxes                                              5,089        4,090
  Other current liabilities                                  8,946        9,824
  Current portion of long-term debt                         20,791        6,791
                                                         ---------    ---------
    Total current liabilities                               58,254       41,603
LONG-TERM DEBT, LESS CURRENT PORTION                        72,494       92,922
OTHER LONG-TERM LIABILITIES                                  7,093        6,445
                                                         ---------    ---------
    Total liabilities                                      137,841      140,970
                                                         ---------    ---------
SHAREHOLDERS' DEFICIT
  Preferred stock, $.01 par value; authorized,
    5,000,000 shares; issued and outstanding none
  Common stock $.10 par value; authorized, 40,000,000
    shares; 13,485,277 shares issued and outstanding         1,349        1,349
  Additional paid-in capital                                35,869       35,869
  Accumulated deficit                                      (40,552)     (46,183)
                                                         ---------    ---------
    TOTAL SHAREHOLDERS' DEFICIT                             (3,334)      (8,965)
                                                         ---------    ---------
TOTAL                                                    $ 134,507    $ 132,005
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY DENAMERICA CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                              13-Week Period Ended      26-Week Period Ended
                                             ----------------------    ----------------------
                                              July 1,     June 30,      July 1,      June 30,
                                               1998         1999         1998         1999
                                             ---------    ---------    ---------    ---------
RESTAURANT SALES                             $  62,066    $  61,801    $ 134,946    $ 122,742
                                             ---------    ---------    ---------    ---------
RESTAURANT OPERATING EXPENSES:
  Food and beverage costs                       17,100       16,775       37,107       33,238
  Payroll and payroll related costs             20,950       21,341       46,052       42,160
  Depreciation and amortization                  1,943        1,676        3,730        3,361
  Other restaurant operating expenses           17,469       17,425       37,058       34,296
  Charge for impaired assets                        --        3,000           --        3,000
                                             ---------    ---------    ---------    ---------
    Total operating expenses                    57,462       60,217      123,947      116,055
                                             ---------    ---------    ---------    ---------
RESTAURANT OPERATING INCOME                      4,604        1,584       10,999        6,687

ADMINISTRATIVE EXPENSES                          3,030        2,950        6,048        5,781
                                             ---------    ---------    ---------    ---------
OPERATING INCOME (LOSS)                          1,574       (1,366)       4,951          906

INTEREST EXPENSE, net                            3,122        3,389        6,548        5,995
                                             ---------    ---------    ---------    ---------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                           (1,548)      (4,755)      (1,597)      (5,089)

INCOME TAX BENEFIT                                (487)        (596)        (504)        (731)
                                             ---------    ---------    ---------    ---------
LOSS BEFORE EXTRAORDINARY
  ITEMS                                         (1,061)      (4,159)      (1,093)      (4,358)

EXTRAORDINARY ITEMS-(LOSS)/GAIN
  ON EARLY EXTINGUISHMENT OF DEBT
  net of income tax expense/(benefit)
  of $914 and $(686)                                --       (1,273)       1,371       (1,273)
                                             ---------    ---------    ---------    ---------
NET INCOME (LOSS)                            $  (1,061)   $  (5,432)   $     278    $  (5,631)
                                             =========    =========    =========    =========
Basic and diluted income (loss) per share
  Before extraordinary item                  $    (.08)   $    (.31)   $     .08    $    (.32)
                                             =========    =========    =========    =========
  Net income (loss)                          $    (.08)   $    (.39)   $     .02    $    (.41)
                                             =========    =========    =========    =========
Basic and diluted weighted average shares
outstanding
  Basic                                         13,447       13,485       13,447       13,485
  Diluted                                       13,447       13,925       13,447       13,705

See accompanying notes to condensed consolidated financial statements.

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY DENAMERICA CORP.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                        13-Week Period Ended    26-Week Period Ended
                                                        --------------------    --------------------
                                                         July 1,    June 30,     July 1,    June 30,
                                                          1998        1999        1998        1999
                                                        --------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $ (1,061)   $ (5,432)   $    278    $ (5,631)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                        1,943       1,676       3,730       3,361
      Amortization of deferred financing costs               245          90         491         181
      Charge for impaired assets                              --       3,000          --       3,000
      Extraordinary items                                     --       1,273      (1,371)      1,273
      Deferred income taxes                                 (487)       (596)       (729)       (731)
      Deferred rent                                           69          (8)        146          53
      Other                                                 (381)       (319)       (189)       (534)
      Changes in operating assets and
        liabilities net of dispositions:
          Receivables                                       (135)       (558)        527        (529)
          Inventories                                         71          99         192          50
          Other current assets                               263         424         669         590
          Accounts payable and accrued liabilities        (3,428)        395      (5,821)       (698)
                                                        --------    --------    --------    --------
        Net cash provided by (used in)
          operating activities                            (2,901)         44      (2,077)        385
                                                        --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (443)       (948)     (1,187)     (2,407)
  Purchase of intangibles                                    (61)        (84)        (69)       (120)
  Proceeds from the sale of assets                            --          --      25,900          --
                                                        --------    --------    --------    --------
  Net cash provided by (used in) investing activities       (504)     (1,032)     24,644      (2,527)
                                                        --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings, net                                          4,738       5,521       3,671       6,378
  Debt issuance costs                                         --      (1,033)         --      (1,033)
  Note receivable collections                              1,621         595       1,715         733
  Principal reductions on long-term obligations           (2,532)       (878)    (27,199)     (1,786)
                                                        --------    --------    --------    --------
        Net cash used in financing activities              3,827       4,205     (21,813)      4,292
                                                        --------    --------    --------    --------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                422       3,217         754       2,150
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                      1,599       1,263       1,267       2,330
                                                        --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                $  2,021    $  4,480    $  2,021    $  4,480
                                                        ========    ========    ========    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                              $  2,187    $  2,191    $  5,233    $  4,064
                                                        ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
                           (FORMERLY DENAMERICA CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Phoenix Restaurant Group, Inc. and Subsidiaries (formerly DenAmerica Corp.) (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Effective July 2, 1999, the Company changed its name from DenAmerica Corp. to Phoenix Restaurant Group, Inc. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, these operating results are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1998.

The Company currently operates 200 family-oriented, full-service restaurants in 26 states, primarily in the southwestern, midwestern, western, and southeastern United States. The Company owns and operates 101 Black-eyed Pea restaurants, primarily in Texas, Georgia, Arizona, Oklahoma, and the Washington, D.C. area. The Company also owns and operates 99 Denny's restaurants, which represents approximately 5.8% of the Denny's system and makes the Company the largest Denny's domestic franchisee in terms of revenue and the number of restaurants operated.

(2) 1998 ASSET DIVESTITURES

In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for gross proceeds of $28,700. Net cash proceeds of $25.2 million were used to repay debt obligations at a $2,400 discount. The Company has included the $2,400 before-tax discount as an extraordinary item in the accompanying 1998 financial statements.

In a separate transaction completed in March 1998, the Company also sold five Denny's restaurants for cash of $700 plus a note in the principal amount of $400. The Company has recorded a gain of approximately $575 on this transaction, which is included as a partial offset to other restaurant operating expenses.

(3) OTHER MATTERS

On June 30, 1999, the Company completed the initial phase of a $20.1 million financing agreement with CNL APF Partners, LP ("CNL") whereby CNL purchased the remaining outstanding indebtedness under the Company's existing senior credit facility and advanced an additional $5.4 million to the Company. As of June 30, 1999, the Company was in compliance with the terms and conditions of its various debt agreements.

In conjunction with the aforementioned transaction, the Company and Denny's, Inc. entered into an agreement whereby approximately $2.6 million of royalty and advertising obligations were converted into notes payable. Approximately $950,000 of these notes payable will be satisfied through the cancellation of a Denny's development rights agreement and the transfer or assignment of three restaurant leasehold properties from the Company to Denny's, Inc. The remaining note payable of $1.7 million bears interest at 11%, is due in November 2000, and is secured by the leasehold interests and equipment in four Denny's restaurants. In connection with these transactions the Company has recognized a gain of approximately $182,000 which was included in other operating restaurant expenses in the accompanying financial statements. This transaction has been reflected as a non-cash transaction in the accompanying statement of cash flows.

As of June 30, 1999, in connection with the CNL transaction described above, the Company wrote off approximately $2.0 million of deferred financing costs. The Company has included the $2.0 million before-tax amount as an extraordinary item in the accompanying financial statements.

During the second quarter of 1999, the Company has identified certain Denny's restaurants which may be sold over the next several quarters. The Company has determined that the carrying value of the assets exceeds the probable purchase price attributable to these restaurants and has recorded a charge for impaired goodwill and intangible assets of $3.0 million in the accompanying financial statements.

(4) BUSINESS SEGMENTS

The Company operates family-oriented, full-service restaurants under two separate concepts, Black-eyed Pea and Denny's. The Company owns the Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements. The two concepts have separate management teams and reporting infrastructures. The Company's revenue and restaurant operating income for the thirteen-week and twenty six-week periods ended June 30, 1999 and July 1, 1998 are as follows:

                                        13-WEEK PERIOD        26-WEEK PERIOD
                                         ENDED JUNE 30         ENDED JUNE 30
                                     -------------------    -------------------
REVENUE                                1998       1999        1998       1999
                                     --------   --------    --------   --------
Black-eyed Pea                       $ 35,992   $ 35,288    $ 71,861   $ 70,901
Denny's                                25,988     26,513      62,669     51,841
Non-branded                                86         --         416         --
                                     --------   --------    --------   --------
  Total revenues                     $ 62,066   $ 61,801    $134,946   $122,742
                                     ========   ========    ========   ========

RESTAURANT OPERATING INCOME (LOSS)
Black-eyed Pea                       $  3,200   $  2,504    $  6,800   $  5,946
Denny's                                 1,474      1,898       3,739      3,559
Non-branded                               (70)        --        (115)        --
Charge for impaired assets                 --     (3,000)         --     (3,000)
Gain on sale of assets                     --        182         575        182
                                     --------   --------    --------   --------
  Total restaurant operating income     4,604      1,584      10,999      6,687
  Administrative expenses               3,030      2,950       6,048      5,781
                                     --------   --------    --------   --------
  Total operating income (loss)      $  1,574   $ (1,366)   $  4,951   $    906
                                     ========   ========    ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In two separate transactions in March 1998, the Company sold 68 Denny's restaurants and eight non-branded restaurants to unrelated parties. As a result, the operating results for the 26-week period ending June 30, 1999 are not comparable with the 1998 results.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations expressed as a percentage of total restaurant sales.

                                              13-Week              26-Week
                                            Period Ended        Period Ended
                                           ---------------     ---------------
                                           1998      1999      1998      1999
                                           -----     -----     -----     -----
Restaurant Sales                           100.0%    100.0%    100.0%    100.0%
                                           -----     -----     -----     -----
Restaurant operating expenses:
  Food and beverage costs                   27.6      27.1      27.5      27.1
  Payroll and payroll related costs         33.8      34.5      34.1      34.4
  Depreciation and amortization              3.1       2.7       2.8       2.7
  Other restaurant operating expenses       28.1      28.2      27.4      28.0
  Charge for impaired assets                  --       4.9        --       2.4
                                           -----     -----     -----     -----
    Total operating expenses                92.6      97.4      91.8      94.6
                                           -----     -----     -----     -----
Restaurant operating income                  7.4       2.6       8.2       5.4

Administrative expenses                      4.9       4.8       4.5       4.7
                                           -----     -----     -----     -----
Operating income (loss)                      2.5      (2.2)      3.7       0.7

Interest expense                             5.0       5.5       4.9       4.9
                                           -----     -----     -----     -----
Loss before income taxes and
  extraordinary items                       (2.5)     (7.7)     (1.2)     (4.2)

Income tax benefit                          (0.8)     (1.0)     (0.4)     (0.6)
                                           -----     -----     -----     -----
Loss before extraordinary items             (1.7)     (6.7)     (0.8)     (3.6)

Extraordinary items                           --      (2.1)      1.0      (1.0)
                                           -----     -----     -----     -----
Net income (loss)                           (1.7)%    (8.8)%     0.2%     (4.6)%
                                           =====     =====     =====     =====

THIRTEEN-WEEK PERIOD ENDED JUNE 30, 1999 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED JULY 1, 1998

     RESTAURANT SALES. Restaurant sales decreased $265,000, or 0.4%, to $61.8 million for the thirteen-week period ended June 30, 1999 as compared with restaurant sales of $62.1 million for the thirteen-week period ended July 1, 1998. The Company operated 101 and 104 Black-eyed Pea restaurants in 13 states, in the second quarter of 1999 and 1998, respectively. For the 13-week period ended June 30, 1999, comparable Black-eyed Pea same-store sales decreased 3.1% as compared with the same period in fiscal 1998. The Company operated 99 and 101 Denny's restaurants in 18 states in the second quarter of 1999 and 1998, respectively. For the 13-week period ended June 30, 1999, comparable Denny's same-store sales increased 3.5% as compared with the same period in fiscal 1998. The overall decrease is primarily attributable to the decrease in the total number of restaurants operated during the respective periods.

     FOOD AND BEVERAGE COSTS. Food and beverage costs decreased to 27.1% of restaurant sales for the thirteen-week period ended June 30, 1999 as compared with 27.6% of restaurant sales for the thirteen-week period ended July 1, 1998. This decrease is primarily a result of same-store sales increases and management's ongoing efforts to reduce food costs by implementing more efficient and cost effective practices in food preparation, as well as favorable commodity prices.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.5% of restaurant sales for the thirteen-week period ended June 30, 1999 as compared with 33.8% of restaurant sales for the thirteen-week period ended July 1, 1998. This increase was primarily attributable to increased employee benefits costs and a slight increase in the average hourly wage rates.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs, and other items was $1.7 million for the thirteen-week period ended June 30, 1999, as compared with $1.9 million for the thirteen-week period ended July 1, 1998. This decrease of $267,000 was primarily attributable to a decrease in the amortization of store opening costs.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses were 28.2% of restaurant sales for the thirteen-week period ended June 30, 1999 as compared with 28.1% of restaurant sales for the thirteen-week period ended July 1, 1998. Included in the 1999 results is a gain of $182,000 related to the transfer of certain restaurants to Denny's, Inc. In addition, in 1999 the Company adopted Statement of Position 98-5 which requires that the Company expense preopening costs as they are incurred. Prior to 1999, such expenses were capitalized and amortized over a period of one year. As a result of the change, new store opening costs of approximately $380,000 were expensed when incurred in the second quarter. Excluding these items, other restaurant operating expenses, expressed as a percentage of revenue, would have been 27.9% and 28.1% in fiscal 1999 and 1998, respectively.

     RESTAURANT OPERATING INCOME. Restaurant operating income decreased to $1.6 million for the thirteen-week period ended June 30, 1999, as compared with $4.6 million for the thirteen-week period ended July 1, 1998. This decrease was principally the result of the $3.0 million charge for impaired assets and the factors described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses of $3.0 million were comparable for each of the thirteen-week periods ended June 30, 1999 and July 1, 1998.

     INTEREST EXPENSE. Interest expense was $3.4 million, for the thirteen-week period ended June 30, 1999 as compared with $3.1 million for the thirteen-week period ended July 1, 1998. The change is the result of the decrease in outstanding debt following the sale of certain restaurants in 1998 and the recording of approximately $600,000, which represents the accrual of the compound effect of the interest associated with the Series B Notes.

     INCOME TAX EXPENSE (BENEFIT). The Company recorded an income tax benefit of approximately $596,000, or an effective rate of 12.5%, for the thirteen-week period ended June 30, 1999 and $487,000, or an effective rate of 31.6%, for the thirteen-week period ended July 1, 1998. The Company has not recorded a tax benefit associated with the change for impaired assets.

     EXTRAORDINARY ITEMS. The extraordinary item relates to the expensing of certain deferred financing costs associated with the early payoff of certain debt obligations.

TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 1999 COMPARED WITH TWENTY-SIX WEEK PERIOD ENDED JULY 1, 1998

     RESTAURANT SALES. Restaurant sales decreased $12.2 million, or 9.0%, to $122.7 million for the twenty-six week period ended June 30, 1999 as compared with restaurant sales of $134.9 million for the twenty-six week period ended July 1, 1998. This decrease was primarily attributable to the sale of certain restaurants during 1998. For the twenty-six week period ended June 30, 1999, comparable same-store sales decreased 1.3% and increased 3.3% for the Company's Black-eyed Pea and Denny's restaurants, respectively as compared with the same period in fiscal 1998. The overall decrease is primarily attributable to the decrease in the total number of restaurants operated during the respective periods.

     FOOD AND BEVERAGE COSTS. Cost of food and beverage decreased to 27.1% of restaurant sales for the twenty-six week period ended June 30, 1999 as compared with 27.5% of restaurant sales for the twenty-six week period ended July 1, 1998, primarily as the result of the sale of restaurants in the first quarter of 1998, same-store sale increases, and management's ongoing efforts to reduce food costs by implementing more efficient and cost-effective practices in food preparation, as well as favorable commodity prices.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.4% of restaurant sales for the twenty-six week period ended June 30, 1999 as compared with 34.1% of restaurant sales for the twenty-six week period ended July 1, 1998. This increase was primarily attributable to higher employee benefits costs and a slight increase in the average hourly wage rates.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, pre-opening costs and other items decreased to 2.7% of restaurant sales for the twenty-six week period ended June 30, 1999 as compared with 2.8% of restaurant sales for the twenty-six week period ended July 1, 1998. The decrease of $369,000 was primarily attributable to a decrease in the amortization of store opening costs and the reduction of depreciation and amortization associated with the restaurants sold in March 1998.

     OTHER RESTAURANT OPERATING COSTS. Other restaurant operating costs were 28.0% of restaurant sales for the twenty-six week period ended June 30, 1999 as compared with 27.4% of restaurant sales for the twenty-six week period ended July 1, 1998. Included in the 1999 and 1998 results are gains of $182,000 and $575,000, respectively relating to the sale of restaurants. In addition, in 1999 the Company adopted Statement of Position 98-5 which requires that the Company expense preopening costs as they are incurred. Prior to 1999 such expenses were capitalized and amortized over a period of one year. As a result of the change in accounting principles, new store opening costs of approximately $600,000 were expensed when incurred in fiscal 1999. Excluding these items, other restaurant operating costs expressed as a percentage of revenue, would have been 27.6% and 27.9% for 1999 and 1998, respectively.

     RESTAURANT OPERATING INCOME. Restaurant operating income decreased $4.3 million to $6.7 million for the twenty-six week period ended June 30, 1999 as compared with $11.0 million for the twenty-six week period ended July 1, 1998. This decrease was principally the result of the $3.0 million charge for impaired assets and the factors described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses increased to 4.7% of restaurant sales for the twenty-six week period ended June 30, 1999 as compared with 4.5% of restaurant sales for the twenty-six week period ended July 1, 1998. This increase is primarily attributable to the decrease in revenue without a proportional decrease in administrative expenses.

     INTEREST EXPENSE. Interest expense was $6.0 million, or 4.9% of restaurant sales, for the twenty-six week period ended June 30, 1999 as compared with $6.5 million, or 4.9% of restaurant sales, for the twenty-six week period ended July 1, 1998. The decrease is the result of the decrease in long-term debt following the sale of certain restaurants in 1998 and the recording of approximately $600,000, which represents the accrual of the compound effect of the interest associated with the Series B Notes.

     INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $731,000 or an effective rate of 14.4%, for the twenty-six week period ended June 30, 1999 as compared with income tax benefit of approximately $504,000, or an effective rate of 31.6%, for the twenty-six week period ended July 1, 1998. The Company has not recorded a tax benefit associated with the charge for impaired assets.

     EXTRAORDINARY ITEMS. The extraordinary items relate to expensing of certain deferred financing costs in 1999 and the gain associated with the early extinguishment of debt in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's strategy has been to (i) focus on restaurants that achieve certain operational and geographic efficiencies; (ii) refinance certain debt obligations to better match operating cash flows with debt amortization; and (iii) position itself for growth. During the first quarter of 1998, the Company sold 76 underperforming restaurants and used the proceeds form these transactions to repay certain debt obligations. The Company believes that these transactions improved its overall portfolio of operating restaurants and has positioned it for improved operating results in 1999. Excluding the effect of gains from asset sales of $182,000 and $575,000 in 1999 and 1998, respectively, net cash provided from operating activities increased from approximately $2.1 million used in operations in fiscal 1998 to $385,000 provided from operations in fiscal 1999. In an effort to continue to improve its operating asset base, the Company currently is negotiating letters of intent with unrelated parties to purchase certain underperforming or closed restaurants. The Company believes that these transactions will be completed over the next several quarters. The Company cannot provide assurance, however, regarding whether it will complete all or any of these transactions or the timing of any transactions that are completed.

On June 30, 1999, the Company completed the initial phase of a $20.1 million financing agreement with CNL whereby CNL purchased the approximately $14.7 million of indebtedness remaining outstanding under the Company's senior credit facility and advanced an additional $5.4 million to the Company. The Company believes that its current cash resources and expected cash flows from operations will be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from the capital needs resulting from additional development of restaurants.

The Company receives substantially all of its revenue in cash with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital deficit was $26.4 million at June 30, 1999 and $44.8 million at December 30, 1998. Included in the December 1998 working capital deficit is approximately $15.0 million of debt obligations under the senior credit facility which was in default at that time. The Company anticipates that it will continue to operate with a working capital deficit.

The Company has historically satisfied its capital requirements through credit facilities and sale-leaseback financings. The Company requires capital principally for the development of new restaurants and maintenance expenditures on its existing restaurants. Currently, the Company is in various stages of development of nine Black-eyed Pea restaurants, which it expects to open over the next several quarters. The Company estimates that its costs to develop and open new Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant. The Company believes that its financing commitments will be adequate to meet its financing needs during the remainder of 1999. During the period ended June 30, 1999, the Company borrowed approximately $800,000 to finance its development activities associated with new Black-eyed Pea restaurants.

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

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products may not function properly when processing dates that begin on or after January 1, 2000. The Company currently is upgrading its internal computer network to improve its management information systems in general, as well as to ensure that its systems will not malfunction as a result of "Year 2000" issues. The Company currently does not anticipate any material adverse effects related to the Year 2000 issues. The Company has identified four primary systems that could be adversely impacted by the Year 2000 issue. These systems are (1) point-of-sale and restaurant back-office accounting systems in each of its Black-eyed Pea restaurants; (2) point-of-sale and restaurant back-office accounting systems in each of its Denny's restaurants; (3) the Company's internal accounting systems and software; and (4) third-party systems, including computer systems used by the Company's food suppliers, financial institutions, credit card processors, and utility companies. The Company is in the process of converting the point-of-sale and back-office accounting systems at its Black-eyed Pea and Denny's restaurants. The Company currently anticipates that this conversion, which includes upgrading existing software, will be completed by December 1999. The vendor for the Company's internal corporate accounting systems has advised the Company that it will be able to modify those systems to be Year 2000 compliant during 1999. The vendor currently is modifying the line code for those software products. The Company previously engaged a third-party consultant to evaluate those systems and has retained another third-party consultant to assess and test the vendor's modifications to the systems by September 1999. The Company currently anticipates that its costs to bring its computer systems into Year 2000 compliance will not exceed $250,000. The Company has obtained Year 2000 compliance certification from all significant third-parties that the Company depends upon, including food suppliers, financial institutions, and credit card transaction processors. All significant third-parties have advised the Company that their systems are or will be Year 2000 compliant during 1999. The Company intends to continue to identify technology systems that may be subject to Year 2000 risks and to monitor and test those systems throughout 1999. The Company currently does not anticipate any material adverse effects related to Year 2000 issues. As of the filing date of this Report, the Company has not developed a contingency plan to address Year 2000 issues. Following completion of the third-party assessment and testing of modifications to its internal accounting systems, the Company will develop contingency plans to address those potential adverse consequences, if any, identified as remaining with respect to Year 2000 issues.

NEW ACCOUNTING STANDARDS

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting the Cost of Start-up Activities". This statement requires companies to expense the cost of start-up activities as incurred. The Company adopted this statement in fiscal 1998.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") that is effective for fiscal years beginning after June 15, 1999. The FASB subsequently delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as Statement of Financial Accounting Standards No. 137, applies to quarterly and annual financial statements. The Company has not completed the process of evaluating the impact that will result form the adoption of SFAS No. 133; however, on a preliminary basis, management does not believe that eventual adoption will have a significant impact on the Company's financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Shareholders was held on June 29, 1999. The following nominees were elected to the Company's Board of Directors to serve as directors until the Company's next annual meeting of Shareholders, or until their successors are elected and qualified, or until their earlier resignation or removal:

     Nominee                                 Votes in Favor        Votes Against
     -------                                 --------------        -------------
     Jack M. Lloyd                             9,637,608             2,539,058
     William J. Howard                         9,637,608             2,539,058
     William G. Cox                            9,637,608             2,539,058
     Todd S. Brown                             9,637,608             2,539,058
     Fred W. Martin                            9,637,608             2,539,058
     Robert H. Manschot                        9,637,608             2,539,058

The following additional items were voted upon by the Company's shareholders:

     (a) Proposal to approve an amendment to the Company's Restated Articles of Incorporation, as amended, to change the name of the Company to "Phoenix Restaurant Group, Inc."

          Votes in Favor        Opposed        Abstained         Broker Non-Vote
          --------------        -------        ---------         ---------------
            9,792,003           487,700        1,896,963               -0-

     (b) Proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 29, 1999.

          Votes in Favor        Opposed        Abstained         Broker Non-Vote
          --------------        -------        ---------         ---------------
            9,978,603           303,600        1,894,463               -0-

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          27.1 Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K.

          Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHOENIX RESTAURANT GROUP, INC.

Dated: August 13, 1999                  By: /s/ Todd S. Brown
                                            ------------------------------------
                                            Todd S. Brown
                                            Senior Vice President, Chief
                                            Financial Officer, and Treasurer

                                            (Duly authorized officer of the
                                            registrant, principal financial
                                            and accounting officer)