Form 10-Q
period 1999-09-29
PHOENIX RESTAURANT GROUP INC
filed 1999-11-18
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1999

                         Commission File Number 1-13226


                         PHOENIX RESTAURANT GROUP, INC.
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


                                 (480) 483-7055
              (registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of common stock as of the latest practicable date, is as follows: 13,485,277 shares of Common Stock, $.10 par value, as of November 15, 1999.

                         PHOENIX RESTAURANT GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 29, 1999


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1    Unaudited Financial Statements

          Condensed Consolidated Balance Sheets -
            December 30, 1998 and September 29, 1999.......................    3

          Condensed Consolidated  Statements of Operations - 13-Week
            Periods ended September 30, 1998 and September 29, 1999
            and 39-Week Periods ended September 30, 1998 and
            September 29, 1999.............................................    4

          Condensed Consolidated Statements of Cash Flows - 13-Week Periods
            ended September 30, 1998 and September 29, 1999
            and 39-Week Periods ended September 30, 1998 and
            September 29, 1999.............................................    5

          Notes to Condensed Consolidated Financial Statements.............    6

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................    9

PART II.  OTHER INFORMATION................................................   16

          SIGNATURES.......................................................   17

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                     December 30,  September 29,
                                                        1998          1999
                                                      ---------     ---------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $   2,330     $   1,696
  Receivables                                             2,636         2,075
  Inventories                                             2,917         1,227
  Other current assets                                    5,533         4,645
  Assets held for sale                                       --        42,105
                                                      ---------     ---------
      Total current assets                               13,416        51,748
PROPERTY AND EQUIPMENT, Net                              55,648        21,278
INTANGIBLE ASSETS, Net                                   50,580        12,654
DEFERRED INCOME TAXES                                     5,578         6,995
OTHER ASSETS                                              9,285         6,443
                                                      ---------     ---------
TOTAL                                                 $ 134,507     $  99,118
                                                      =========     =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                    $  18,026     $  15,994
  Accrued compensation                                    5,402         5,829
  Accrued taxes                                           5,089         4,289
  Other current liabilities                               8,946        13,942
  Current portion of long-term debt                      20,791         6,293
                                                      ---------     ---------
      Total current liabilities                          58,254        46,347
LONG-TERM DEBT, Less current portion                     72,494        75,058
OTHER LONG-TERM LIABILITIES                               7,093         4,129
                                                      ---------     ---------
      Total liabilities                                 137,841       125,534
                                                      ---------     ---------
SHAREHOLDERS' DEFICIT:
  Preferred stock, $.01 par value; authorized,
    5,000,000 shares; issued and outstanding, none
  Common stock, $.10 par value; authorized,
    40,000,000 shares; 13,485,277 issued and
    outstanding                                           1,349         1,349
  Additional paid-in capital                             35,869        35,869
  Accumulated deficit                                   (40,552)      (63,634)
                                                      ---------     ---------
      Total shareholders' deficit                        (3,334)      (26,416)
                                                      ---------     ---------
TOTAL                                                 $ 134,507     $  99,118
                                                      =========     =========

See accompanying notes to condensed consolidated financial statements

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                          13-Week Periods Ended         39-Week Periods Ended
                                         ------------------------      ------------------------
                                       September 30,  September 29,  September 30,  September 29,
                                           1998           1999           1998           1999
                                         ---------      ---------      ---------      ---------
RESTAURANT SALES                         $  62,231      $  60,078      $ 197,177      $ 182,820
                                         ---------      ---------      ---------      ---------
RESTAURANT OPERATING EXPENSES:
  Food and beverage costs                   17,086         16,307         54,193         49,545
  Payroll and payroll related costs         21,294         20,691         67,418         62,851
  Depreciation and amortization              1,940          1,789          5,669          5,150
  Other restaurant operating expenses       17,865         18,640         54,848         52,936
  Charge for impaired assets and other          --         13,826             --         16,826
                                         ---------      ---------      ---------      ---------
      Total operating expenses              58,185         71,253        182,128        187,308
                                         ---------      ---------      ---------      ---------
RESTAURANT OPERATING INCOME (LOSS)           4,046        (11,175)        15,049         (4,488)

ADMINISTRATIVE EXPENSES                      3,142          3,014          9,193          8,795
                                         ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS)                        904        (14,189)         5,856        (13,283)

INTEREST EXPENSE, Net                        2,881          3,262          9,429          9,257
                                         ---------      ---------      ---------      ---------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                        (1,977)       (17,451)        (3,573)       (22,540)

INCOME TAX BENEFIT                            (794)            --         (1,293)          (731)
                                         ---------      ---------      ---------      ---------
LOSS BEFORE EXTRAORDINARY
  ITEM                                      (1,183)       (17,451)        (2,280)       (21,809)

EXTRAORDINARY LOSS (GAIN),
  Net of tax of ($914)and $686                  --             --         (1,371)         1,273
                                         ---------      ---------      ---------      ---------
NET LOSS                                 $  (1,183)     $ (17,451)     $    (909)     $ (23,082)
                                         =========      =========      =========      =========
Basic and diluted (loss) per share:
  Before extraordinary item              $    (.09)     $   (1.29)     $    (.17)     $   (1.62)
                                         =========      =========      =========      =========
  Net (loss)                             $    (.09)     $   (1.29)     $    (.07)     $   (1.71)
                                         =========      =========      =========      =========
Basic and diluted weighted average
shares outstanding:
  Basic                                     13,485         13,485         13,453         13,485
  Diluted                                   13,485         13,485         13,453         13,485

See accompanying notes to condensed consolidated financial statements.

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                      13-Week Periods Ended          39-Week Periods Ended
                                                     ------------------------       -----------------------
                                                    September 30,  September 29,  September 30,  September 29,
                                                       1998            1999           1998           1999
                                                     --------        --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (1,183)       $(17,451)      $   (909)      $(23,082)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                     1,940           1,789          5,669          5,150
      Amortization of deferred financing costs            246             120            738            301
      Charge for impaired assets and other                             13,826                        16,826
      Extraordinary item                                   --              --         (1,371)         1,273
      Deferred income taxes                              (794)             --         (1,293)          (731)
      Deferred rent                                        63             177            209            230
      Other                                               263             349           (568)          (305)
      Changes in operating assets and
        liabilities net of dispositions:
          Receivables                                     221              42            748           (487)
          Inventories                                       5              81            198            131
          Other current assets                           (442)            (32)           227            558
          Accounts payable and accrued liabilities         52             437         (5,353)          (261)
                                                     --------        --------       --------       --------
        Net cash provided by (used in)
          operating activities                            371            (662)        (1,705)          (397)
                                                     --------        --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (875)         (1,317)        (2,062)        (3,724)
  Purchase of intangibles                                (220)             --           (289)            --
  Proceeds from the sale of assets                         --              --         25,900             --
                                                     --------        --------       --------       --------
        Net cash provided by (used in)
          investing activities                         (1,095)         (1,317)        23,549         (3,724)
                                                     --------        --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings, net                                         325             450          3,996          6,828
  Debt issuance costs                                      --            (304)            --         (1,337)
  Note receivable collections                             269              90          1,983            823
  Principal reductions on long-term obligations          (935)         (1,041)       (28,134)        (2,827)
  Other                                                    75              --             75             --
                                                     --------        --------       --------       --------
        Net cash provided by (used in)
          financing activities                           (266)           (805)       (22,080)         3,487
                                                     --------        --------       --------       --------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                            (990)         (2,784)          (236)          (634)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   2,021           4,480          1,267          2,330
                                                     --------        --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                             $  1,031        $  1,696       $  1,031       $  1,696
                                                     ========        ========       ========       ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                           $  2,205        $  1,980       $  7,556       $  6,044
                                                     ========        ========       ========       ========

See accompanying notes to condensed consolidated financial statements

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company currently operates 194 family-oriented, full-service restaurants in 23 states, primarily in the southwestern, midwestern, western, and southeastern United States. The Company owns and operates 95 Black-eyed Pea restaurants, primarily in Texas, Georgia, Arizona, Oklahoma, and the Washington, D.C. area. The Company also owns and operates 99 Denny's restaurants, which represents approximately 5.8% of the Denny's system and makes the Company the largest Denny's domestic franchisee in terms of revenue and the number of restaurants operated.

(2) 1998 ASSET DIVESTITURES

In March 1998, the Company completed the sale of 63 Denny's and eight non-branded restaurants, of which six were closed, to a Denny's franchisee for gross proceeds of $28.7 million. Net cash proceeds of $25.2 million were used to repay debt obligations at a $2.4 million discount. The Company has included the $2.4 million before-tax discount as an extraordinary item in the accompanying 1998 financial statements.

In a separate transaction completed in March 1998, the Company also sold five Denny's restaurants for cash of $700,000 plus a note in the principal amount of $400,000. The Company has recorded a gain of approximately $575,000 on this transaction, which is included as a partial offset to other restaurant operating expenses.

(3) OTHER MATTERS

On June 30, 1999, the Company consummated a $20.1 million financing agreement with CNL APF Partners, LP ("CNL") whereby CNL purchased the remaining outstanding indebtedness under the Company's existing senior credit facility and advanced an additional $5.4 million to the Company. In August 1999, this debt was modified to be interest only through January 31, 2000. As a result of the Company's decision to sell the remaining Denny's restaurants, the Company and CNL have agreed to modify the financing agreement. As of September 29, 1999, the Company was in compliance with the terms and conditions of its various debt agreements.

In conjunction with the aforementioned transaction, the Company and Denny's, Inc. entered into an agreement whereby approximately $2.6 million of royalty and advertising obligations were converted into notes payable. Approximately $800,000 of these notes payable were satisfied through the cancellation of a Denny's development rights agreement and the transfer or assignment of two restaurant leasehold properties from the Company to Denny's, Inc. The remaining note payable of $1.8 million bears interest at 11%, is due in November 2000, and is secured by the leasehold interests and equipment in four Denny's restaurants. In connection with these transactions, consideration received approximated the Company's carrying value.

As of June 30, 1999, in connection with the CNL transaction described above, the Company wrote off approximately $2.0 million of deferred financing costs. The Company included the $2.0 million before-tax amount as an extraordinary item in the accompanying financial statements.

During the second and third quarters of 1999, the Company identified certain Denny's restaurants which will be sold over the next several quarters. The Company determined that the carrying value of the assets exceeds the probable purchase price attributable to these restaurants and has recorded a charge for impaired goodwill and intangible assets of $3.0 and $5.5 million in the second and third quarters, respectively, in the accompanying financial statements.

In the third quarter of 1999, the Company recorded charges of (1) $3.0 million related to four Black-eyed Pea restaurants and one Denny's restaurant closed during the quarter, and (2) $1.4 million to reflect increased estimates of liabilities related to restaurants closed in prior periods because the Company determined that the cost and timing of subleasing those properties will exceed previous estimates. The Company recorded an additional charge of $3.9 million related to 16 Denny's restaurants sold during 1997 and 1998 where the Company remains contingently liable for equipment leases, rents, and property taxes as a result of a pending bankruptcy filing by one buyer and non-performance by the other buyer.

(4)  SUBSEQUENT EVENTS

In October 1999, the Company entered into an agreement to transfer the assets and certain liabilities associated with 21 Denny's restaurants to William Howard, the Company's Executive Vice President, in exchange for consideration valued at approximately $19.5 million. Under the agreement, Mr. Howard will contribute to the Company approximately 1.7 million shares of the Company's common stock and approximately 147,000 common stock purchase warrants, having a combined fair market value of $1.3 million; Mr. Howard will assume approximately $7.5 million in principal and interest under a subordinated note payable to Mr. Howard; and the Company will contribute other liabilities totaling approximately $1.9 million. The transaction is subject to usual and customary conditions to closing, including arrangements for financing and obtaining consents of various lenders, landlords, and the Denny's franchisor. The Company recorded a charge of $3.0 million for impaired assets associated with these restaurants in the second quarter and increased the charge in the third quarter by $402,000.

In addition to the sale described above, in October 1999 the Company retained CNL Advisory Services to act as its agent in the disposition of the Company's remaining 78 Denny's restaurants. A charge of $5.5 million for the impaired assets was recorded in the third quarter in connection with this planned disposition.

The Company intends to use the proceeds from the sales of these restaurants to reduce its outstanding debt and for other corporate purposes. The Company believes that these steps will better position the Company for profitability and enhanced shareholder value.

(5) BUSINESS SEGMENTS

The Company operates family-oriented, full-service restaurants under two separate concepts, Black-eyed Pea and Denny's. The Company owns the Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements. The two concepts have separate management teams and reporting infrastructures. The Company's revenue and restaurant operating income for the thirteen-week and thirty nine-week periods ended September 30, 1998 and September 29, 1999 are as follows (in thousands):

                                         13-Week Periods Ended          39-Week Periods Ended
                                      ----------------------------   ----------------------------
                                      September 30,  September 29,   September 30,  September 29,
REVENUE                                  1998            1999            1998           1999
                                       ---------       ---------       ---------      ---------
Black-eyed Pea                         $  34,866       $  33,467       $ 106,727      $ 104,368
Denny's                                   27,311          26,611          89,980         78,452
Non-branded                                   54              --             470             --
                                       ---------       ---------       ---------      ---------
  Total revenues                       $  62,231       $  60,078       $ 197,177      $ 182,820
                                       =========       =========       =========      =========

RESTAURANT OPERATING INCOME (LOSS)

Black-eyed Pea                         $   1,996       $   1,514       $   8,796      $   7,460
Denny's                                    2,081           1,539           5,824          5,098
Non-branded                                  (31)             --            (146)            --
Charge for impaired assets and other          --         (13,826)             --        (16,826)
Gain (loss) on sale of assets                 --            (402)            575           (220)
                                       ---------       ---------       ---------      ---------
  Restaurant operating income (loss)       4,046         (11,175)         15,049         (4,488)
  Administrative expenses                  3,142           3,014           9,193          8,795
                                       ---------       ---------       ---------      ---------
  Operating income (loss)              $     904       ($ 14,189)      $   5,856      ($ 13,283)
                                       =========       =========       =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

In two separate transactions in March 1998, the Company sold 68 Denny's restaurants and eight non-branded restaurants to unrelated parties. As a result, the operating results for the 39-week period ending September 29, 1999 are not comparable with the 1998 results.

COMPARISON OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations expressed as a percentage of total restaurant sales.

                                          13-Week Periods Ended          39-Week Periods Ended
                                        ----------------------------   ----------------------------
                                        September 30,  September 29,   September 30,  September 29,
                                           1998           1999            1998           1999
                                           -----          -----           -----          -----
Restaurant Sales                           100.0%         100.0%          100.0%         100.0%
                                           -----          -----           -----          -----
Restaurant operating expenses:
  Food and beverage costs                   27.5           27.1            27.5           27.1
  Payroll and payroll related costs         34.2           34.5            34.2           34.3
  Depreciation and amortization              3.1            3.0             2.9            2.8
  Other restaurant operating expenses       28.7           31.0            27.8           29.0
  Charge for impaired assets and other        --           23.0              --            9.2
                                           -----          -----           -----          -----
      Total operating expenses              93.5          118.6            92.4          102.4
                                           -----          -----           -----          -----
Restaurant operating income (loss)           6.5          (18.6)            7.6           (2.4)

Administrative expenses                      5.1            5.0             4.7            4.8
                                           -----          -----           -----          -----
Operating income (loss)                      1.4          (23.6)            2.9           (7.2)

Interest expense, net                        4.6            5.4             4.8            5.1
                                           -----          -----           -----          -----

Loss before income taxes and
  extraordinary item                        (3.2)         (29.0)           (1.9)         (12.3)

Income tax benefit                          (1.3)            --            (0.7)          (0.4)
                                           -----          -----           -----          -----

Loss before extraordinary item              (1.9)         (29.0)           (1.2)         (11.9)

Extraordinary loss (gain)                     --             --             (.7)            .7
                                           -----          -----           -----          -----

Net loss                                    (1.9)%        (29.0)%          (0.5)%        (12.6)%
                                           =====          =====           =====          =====

THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 29, 1999 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 30, 1998

     RESTAURANT SALES. Restaurant sales decreased $2.2 million, or 3.5%, to $60.1 million for the thirteen-week period ended September 29, 1999 as compared with restaurant sales of $62.2 million for the thirteen-week period ended September 30, 1998. The Company operated 95 Black-eyed Pea restaurants in 10 states in the third quarter of 1999 and 104 Black-eyed Pea restaurants in 14 states during the third quarter of 1998. For the 13-week period ended September 29, 1999, comparable Black-eyed Pea same-store sales decreased 2.9% as compared with the same period in fiscal 1998. The Company operated 99 Denny's restaurants in 18 states in the third quarter of 1999 and 101 Denny's restaurants in 19 states during the third quarter of 1998. For the 13-week period ended September 29, 1999, comparable Denny's same-store sales decreased 0.4% as compared with the same period in fiscal 1998. The overall decrease is primarily attributable to the decrease in the total number of restaurants operated during the respective periods.

     FOOD AND BEVERAGE COSTS. Food and beverage costs decreased to 27.1% of restaurant sales for the thirteen-week period ended September 29, 1999 as compared with 27.5% of restaurant sales for the thirteen-week period ended September 30, 1998. This decrease is primarily a result of management's ongoing efforts to reduce food costs by implementing more efficient and cost-effective practices in food preparation, as well as favorable commodity prices.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.5% of restaurant sales for the thirteen-week period ended September 29, 1999 as compared with 34.2% of restaurant sales for the thirteen-week period ended
September 30, 1998. This increase was primarily attributable to increased employee benefit costs and a slight increase in the average hourly wage rates.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, and other items was $1.8 million for the thirteen-week period ended September 29, 1999, as compared with $1.9 million for the thirteen-week period ended September 30, 1998. This decrease of $151,000 was primarily attributable to a reduction in the number of restaurants due to store closings and store sales.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses were 31.0% of restaurant sales for the thirteen-week period ended September 29, 1999 as compared with 28.7% of restaurant sales for the thirteen-week period ended September 30, 1998. Included in the 1999 results is a loss of $402,000 related to the proposed sale of 21 Denny's restaurants to William Howard, the Company's Executive Vice President. In addition, in 1999 the Company adopted Statement of Position 98-5, which requires that the Company expense preopening costs as they are incurred. Prior to 1999, such expenses were capitalized and amortized over a period of one year. As a result of the change, new store opening costs of approximately $611,000 were expensed when incurred in the third quarter. Excluding these items, other restaurant operating expenses, expressed as a percentage of revenue, would have been 29.3% and 28.7% in fiscal 1999 and 1998, respectively.

     CHARGE FOR IMPAIRED ASSETS AND OTHER. The Company recorded charges of (1) $3.0 million related to four Black-eyed Pea restaurants and one Denny's restaurant closed during the quarter, and (2) $1.4 million to reflect increased estimates of liabilities related to restaurants closed in prior periods because the Company determined that the cost and timing of subleasing those properties will exceed previous estimates. The Company recorded an additional charge of $3.9 million related to 16 Denny's restaurants sold during 1997 and 1998 where the Company remains contingently liable for equipment leases, rents and property taxes as a result of a pending bankruptcy filing by one buyer and non-performance by the other buyer. During the third quarter, the Company approved a plan to sell its remaining Denny's restaurants. The Company determined that the carrying value of the assets to be sold exceeds the probable purchase price attributable to these restaurants and has recorded a charge for impaired goodwill and intangible assets of $5.5 million. The total charge for impaired assets and other for the third quarter was $13.8 million.

     RESTAURANT OPERATING INCOME (LOSS). Restaurant operating income decreased to a loss of $11.2 million for the thirteen-week period ended September 29, 1999, as compared with income of $4.0 million for the thirteen-week period ended September 30, 1998. This decrease was principally the result of the $13.8 million Charge for Impaired Assets and Other and the factors described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses were $3.0 million, or 5.0% of restaurant sales, for the thirteen-week period ended September 29, 1999 as compared with $3.1 million, or 5.1% of restaurant sales, for the thirteen-week period ended September 30, 1998. This decrease of $128,000 is primarily attributable to efforts by management to reduce administrative costs and improve efficiency.

     INTEREST EXPENSE, NET. Net interest expense was $3.3 million for the thirteen-week period ended September 29, 1999 as compared with $2.9 million for the thirteen-week period ended September 30, 1998. The change is the result of both an increase in the outstanding debt and a higher interest rate associated with the debt transaction negotiated during the second quarter of fiscal 1999.

     INCOME TAX BENEFIT. The Company has not recorded a tax benefit associated with the charge for impaired assets and for operating losses due to the uncertainty of the future utilization of the existing deferred income tax asset.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 1999 COMPARED WITH THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 1998

     RESTAURANT SALES. Restaurant sales decreased $14.4 million, or 7.3%, to $182.8 million for the thirty-nine week period ended September 29, 1999 as compared with restaurant sales of $197.2 million for the thirty-nine week period ended September 30, 1998. This decrease was primarily attributable to the sale and/or closing of certain restaurants during 1998 and 1999. For the thirty-nine week period ended September 29, 1999, comparable same-store sales decreased 1.7% and increased 2.1% for the Company's Black-eyed Pea and Denny's restaurants, respectively as compared with the same period in fiscal 1998.

     FOOD AND BEVERAGE COSTS. Cost of food and beverage decreased to 27.1% of restaurant sales for the thirty-nine week period ended September 29, 1999 as compared with 27.5% of restaurant sales for the thirty-nine week period ended September 30, 1998, primarily as the result of management's ongoing efforts to reduce food costs by implementing more efficient and cost-effective practices in food preparation, as well as favorable commodity prices.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.3% of restaurant sales for the thirty-nine week period ended September 29, 1999 as compared with 34.2% of restaurant sales for the thirty-nine week period ended September 30, 1998. This increase was primarily attributable to higher employee benefit costs and a slight increase in the average hourly wage rates.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, and other items decreased to 2.8% of restaurant sales for the thirty-nine week period ended September 29, 1999 as compared with 2.9% of restaurant sales for the thirty-nine week period ended September 30, 1998. The decrease of $519,000 was primarily attributable to a reduction in the number of restaurants due to store closings and store sales.

     OTHER RESTAURANT OPERATING COSTS. Other restaurant operating costs were 29.0% of restaurant sales for the thirty-nine week period ended September 29, 1999 as compared with 27.8% of restaurant sales for the thirty-nine week period ended September 30, 1998. Included in the 1999 and 1998 results are gains and

(losses) of ($220,000) and $575,000, respectively, relating to the sale of restaurants. In addition, in 1999, the Company adopted Statement of Position 98-5, which requires that the Company expense preopening costs as they are incurred. Prior to 1999 such expenses were capitalized and amortized over a period of one year. As a result of the change in accounting principles, new store opening costs of approximately $1.2 million were expensed when incurred in fiscal 1999. Excluding these items, other restaurant operating costs, expressed as a percentage of revenue, would have been 28.2% for 1999 and 28.1% for 1998.

     CHARGE FOR IMPAIRED ASSETS AND OTHER. The Company recorded charges of (1) $3.0 million related to four Black-eyed Pea restaurants and one Denny's restaurant closed during the period, and (2) $1.4 million to reflect increased estimates of liabilities related to restaurants closed in prior periods because the Company determined that the cost and timing of subleasing those properties will exceed previous estimates. The Company recorded an additional charge of $3.9 million related to 16 Denny's restaurants sold during 1997 and 1998 where the Company remains contingently liable for equipment leases, rents and property taxes as a result of a pending bankruptcy filing by one buyer and non-performance by the other buyer. During the period, the Company approved a plan to sell its remaining Denny's restaurants. The Company determined that the carrying value of the assets to be sold exceeds the probable purchase price attributable to these restaurants and has recorded a charge for impaired goodwill and intangible assets of $3.0 million in the second quarter and $5.5 million in the third quarter. The total charge for impaired assets and other for the thirty-nine week period ended September 29, 1999 was $16.8 million.

     RESTAURANT OPERATING INCOME (LOSS). Restaurant operating income decreased $19.5 million to a loss of $4.5 million for the thirty-nine week period ended September 29, 1999 as compared with income of $15.0 million for the thirty-nine week period ended September 30, 1998. This decrease was principally the result of the $16.8 million Charge for Impaired Assets and Other and the factors described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses decreased $398,000 to 4.8% of restaurant sales for the thirty-nine week period ended September 29, 1999 as compared with 4.7% of restaurant sales for the thirty-nine week period ended September 30, 1998. This increase in administrative expenses as a percent of restaurant sales is primarily attributable to the decrease in revenue without a proportional decrease in administrative expenses.

     INTEREST EXPENSE, NET. Net interest expense was $9.3 million, or 5.1% of restaurant sales, for the thirty-nine week period ended September 29, 1999 as compared with $9.4 million, or 4.8% of restaurant sales, for the thirty-nine week period ended September 30, 1998. The net decrease of $172,000 is the result of the decrease in long term debt following the sale of certain restaurants in 1998 offset by new financing with CNL in June 1999. These factors resulted in an increase in interest expense of $267,000 and $381,000 in the second and third quarters of 1999 as compared to the same periods in 1998.

     INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $731,000, or an effective rate of 12.8%, for the thirty-nine week period ended September 29, 1999 as compared with income tax benefit of approximately $1.3 million, or an effective rate of 36.2%, for the thirty-nine week period ended September 30, 1998. The Company has not recorded a tax benefit associated with the charges for impaired assets and the operating loss in the third quarter of 1999 due to the uncertainty of the future utilization of the existing deferred income tax asset.

     EXTRAORDINARY ITEM. The extraordinary item relates to expensing certain deferred financing costs in 1999 and the gain associated with the early extinguishment of debt in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's strategy has been to (i) focus on restaurants that achieve certain operational and geographic efficiencies; (ii) refinance certain debt obligations to better match operating cash flows with debt amortization; and (iii) position itself for growth. During the first quarter of 1998, the Company sold 76 underperforming restaurants and used the proceeds from these transactions to repay certain debt obligations. The Company believes that these transactions improved its overall portfolio of operating restaurants. Net cash used in operating activities improved from approximately $1.7 million used in operations in fiscal 1998 to $397,000 used in operations in fiscal 1999. In an effort to continue to improve its operating asset base, the Company currently is negotiating letters of intent with unrelated parties to purchase certain underperforming or closed restaurants. The Company believes that these transactions will be completed over the next several quarters. The Company cannot provide assurance, however, regarding whether it will complete any or all of these transactions or the timing of these transactions.

On June 30, 1999, the Company consummated a $20.1 million financing agreement with CNL whereby CNL purchased approximately $14.7 million of indebtedness remaining outstanding under the Company's senior credit facility and advanced an additional $5.4 million to the Company. The Company believes that its current cash resources, expected cash flows from operations, and additional borrowings, as necessary, will be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from the capital needs resulting from additional development of restaurants.

The Company receives substantially all of its revenue in cash with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, the Company operates with a working capital deficit. The Company's working capital was $5.4 million at September 29, 1999 due to reclassifying assets as held for sale, as compared with a working capital deficit of $44.8 million at December 30, 1998. Included in the December 1998 working capital deficit is approximately $15.0 million of debt obligations under the senior credit facility, which was in default at that time. The Company anticipates that it will continue to operate with a working capital deficit after the sale of assets held for sale.

The Company has historically satisfied its capital requirements through credit facilities and sale-leaseback financings. The Company requires capital principally for the development of new restaurants and maintenance expenditures on its existing restaurants. Currently, the Company is in various stages of development of seven Black-eyed Pea restaurants, which it expects to open over the next several quarters. The Company estimates that its costs to develop and open new Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant. The Company believes that its financing commitments will be adequate to meet its financing needs during the remainder of 1999. During the 39-week period ended September 29, 1999, the Company borrowed approximately $1.3 million to finance its development activities associated with new Black-eyed Pea restaurants.

In October 1999, the Company entered into an agreement to transfer the assets and certain liabilities associated with 21 Denny's restaurants to William Howard, the Company's Executive Vice President, in exchange for consideration valued at approximately $19.5 million. Under the agreement, Mr. Howard will contribute to the Company approximately 1.7 million shares of the Company's common stock and approximately 147,000 common stock purchase warrants, having a combined fair market value of $1.3 million; Mr. Howard will assume approximately $7.5 million in principal and interest under a subordinated note payable to Mr. Howard; and the Company will contribute other liabilities totaling approximately $1.9 million. The transaction is subject to usual and customary conditions to closing, including arrangements for financing and obtaining consents of various lenders, landlords, and the Denny's franchisor. The Company recorded a charge of $3.0 million for impaired assets associated with these restaurants in the second quarter and increased the charge in the third quarter by $402,000.

In addition to the sale described above, in October 1999 the Company retained CNL Advisory Services to act as its agent in the disposition of the Company's remaining 78 Denny's restaurants. A charge of $5.5 million for the impaired assets was recorded in the third quarter in connection with this planned disposition.

The Company intends to use the proceeds from the sales of these restaurants to reduce its outstanding debt and for other corporate purposes. The Company believes that these steps will better position the Company for profitability and enhanced shareholder value.

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

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products may not function properly when processing dates that begin on or after January 1, 2000. The Company is currently upgrading its internal computer network to improve its management information systems in general, as well as to ensure that its systems will not malfunction as a result of "Year 2000" issues. The Company currently does not anticipate any material adverse effects related to the Year 2000 issues. The Company has identified four primary systems that could be adversely impacted by the Year 2000 issue. These systems are (1) point-of-sale and restaurant back-office accounting systems in all of its Black-eyed Pea restaurants; (2) point-of-sale and restaurant back-office accounting systems in all of its Denny's restaurants; (3) the Company's internal accounting systems and software; and (4) third-party systems, including computer systems used by the Company's food suppliers, financial institutions, credit card processors, and utility companies. The Company is in the process of converting the point-of-sale and back-office accounting systems at its Black-eyed Pea and Denny's restaurants. This conversion, which includes upgrading existing software, is scheduled to be completed by December 1999. The vendor for the Company's internal corporate accounting systems has advised the Company that it will be able to modify those systems to be Year 2000 compliant during 1999. The vendor has modified the line code for those software products. The Company currently anticipates that its costs to bring its computer systems into Year 2000 compliance should not exceed $500,000. The Company has obtained Year 2000 compliance certification from all significant third-parties that the Company depends upon, including food suppliers, financial institutions, and credit card transaction processors. All significant third-parties have advised the Company that their systems are or will be Year 2000 compliant during 1999. The Company intends to continue to identify technology systems that may be subject to Year 2000 risks and to monitor and test those systems throughout 1999. Following completion of the third-party assessment and testing of modifications to its internal accounting systems, the Company will continue to develop contingency plans to address those potential adverse consequences, if any, identified as remaining with respect to Year 2000 issues.

NEW ACCOUNTING STANDARDS

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting the Cost of Start-up Activities". This statement requires companies to expense the cost of start-up activities as incurred. The Company adopted this statement in fiscal 1999.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") that is effective for fiscal years beginning after June 15, 1999. The FASB subsequently delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as Statement of Financial Accounting Standards No. 137, applies to quarterly and annual financial statements. The Company has not completed the process of evaluating the impact that will result from the adoption of SFAS No. 133, however, on a preliminary basis, management does not believe that eventual adoption will have a significant impact on the Company's financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     On October 15, 1999, Todd S. Brown resigned as the Company's Senior Vice President, Chief Financial Officer, Treasurer, and as a director of the Company. Brian McAlpine, the Company's Vice President - Finance, was named Acting Chief Financial Officer. Mr. McAlpine has served as Vice President - Finance since October 1997 and served as Director of Planning from July 1996 until October 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          27.1 Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K.

          Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHOENIX RESTAURANT GROUP, INC.

Dated: November 18, 1999                By: /s/ Brian McAlpine
                                            ------------------------------------
                                            Brian McAlpine
                                            Vice President - Finance and
                                            Acting Chief Financial Officer
                                            (Duly authorized officer of the
                                            registrant, principal financial
                                            and accounting officer)