Form 10-K
period 1999-12-29
PHOENIX RESTAURANT GROUP INC
filed 2000-04-13
CIK 925779

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED AS OF APRIL 12, 2000
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 1999
                         Commission File Number 1-13226

                         PHOENIX RESTAURANT GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                      58-1861457
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         7373 N. Scottsdale Road
       Suite D-120, Scottsdale, AZ                           85253
-----------------------------------------                  ---------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (480) 483-7055

           Securities Registered Pursuant to Section 12(b) of the Act:

    Title of each class                     Name of Exchange on Which Registered
----------------------------                ------------------------------------
Common Stock, $.10 par value                       American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (6,623,169) shares on March 31, 2000 was $2,483,688. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. For purposes of this computation, all directors, executive officers, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, executive officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

     Number  of  shares  of  Common  Stock  outstanding  as of March  31,  2000:
13,485,277 shares of Common Stock, $.10 par value.

     Documents incorporated by reference: None.

                         PHOENIX RESTAURANT GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 29, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1.    BUSINESS........................................................    1
ITEM 2.    PROPERTIES......................................................   17
ITEM 3.    LEGAL PROCEEDINGS...............................................   17
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   17

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.............................................   18
ITEM 6.    SELECTED FINANCIAL DATA.........................................   19
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................   20
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   25
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   26
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................   26

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   27
ITEM 11.   EXECUTIVE COMPENSATION..........................................   29
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT..................................................   34
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   35

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K........................................................   36
SIGNATURES ................................................................   39

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................  F-1

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2000 AND THEREAFTER; FUTURE RESTAURANT OPERATIONS AND NEW RESTAURANT ACQUISITIONS OR DEVELOPMENT; THE RESTAURANT INDUSTRY IN GENERAL; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS.

OUR COMPANY

         We currently operate 190 family-oriented, full-service restaurants in 20 states, primarily in the southwestern, midwestern, western, and southeastern United States. Our restaurants include 93 Black-eyed Pea restaurants, located primarily in Texas, Arizona, Oklahoma, and the Washington, D.C. area, and 97 Denny's restaurants, which represents approximately 5.4% of the Denny's system and makes us the largest Denny's franchisee in terms of revenue and the number of restaurants operated. We have sold or converted to the Denny's concept all of the restaurants we previously operated under various other restaurant concepts, or "non-branded restaurants."

         We began operations in 1986 through one or more predecessor entities under common control. We initially pursued an aggressive program of growth through acquisitions of Denny's and other restaurants and through development of new Denny's restaurants. Our current company resulted from the March 29, 1996 merger of Denwest Restaurant Corp., or DRC, and American Family Restaurants, Inc., or AFR. We acquired Black-eyed Pea U.S.A., Inc., or BEP, in July 1996. In July 1999 we changed our corporate name from "DenAmerica Corp." to "Phoenix Restaurant Group, Inc." to reflect the fact that we operate more than one restaurant concept. Our principal executive offices are located at 7373 N. Scottsdale Road, Suite D-120, Scottsdale, Arizona 85253, and our telephone number is (480) 483-7055.

         The table below sets forth information regarding the number of restaurants that we have acquired, developed, converted to the Denny's concept, and sold or closed in each year since the beginning of fiscal 1994, including restaurants developed, sold, or closed by BEP prior to the BEP acquisition.

           RESTAURANTS ACQUIRED, DEVELOPED, CONVERTED, SOLD, OR CLOSED

                                          1994    1995    1996    1997    1998    1999
                                          ----    ----    ----    ----    ----    ----
BLACK-EYED PEA RESTAURANTS:
   Number open beginning of period ....     97     103     105      93     104     101
   Acquired ...........................      0       0       0       9       2       0
   Developed ..........................      6       5       0       4       0       8
   Sold or closed .....................      0      (3)    (12)     (2)     (5)    (16)
                                          ----    ----    ----    ----    ----    ----
   Number open at end of period .......    103     105      93     104     101      93
                                          ====    ====    ====    ====    ====    ====
DENNY'S RESTAURANTS:
   Number open beginning of period ....    102     148     168     182     174     100
   Acquired ...........................     40       3       0       0       0       0
   Developed ..........................      6       8       5       1       0       0
   Converted from other concept .......      1      10      15      10       0       0
   Sold or closed .....................     (1)     (1)     (6)    (19)    (74)     (3)
                                          ----    ----    ----    ----    ----    ----
   Number open at end of period .......    148     168     182     174     100      97
                                          ====    ====    ====    ====    ====    ====
NON-BRANDED RESTAURANTS:
   Number open beginning of period ....     59      56      82      20       3       0
   Acquired ...........................      1      36       0       0       0       0
   Converted ..........................     (1)    (10)    (15)    (10)      0       0
   Sold or closed .....................     (3)     (0)    (47)     (7)     (3)      0
                                          ----    ----    ----    ----    ----    ----
   Number open at end of period .......     56      82      20       3       0       0
                                          ====    ====    ====    ====    ====    ====
TOTAL NUMBER OF RESTAURANTS OPEN AT
END OF PERIOD .........................    307     355     295     283     201     190
                                          ====    ====    ====    ====    ====    ====

         The following table sets forth number of restaurants in each state where we conduct operations as of March 31, 2000.

                BLACK-EYED                                 BLACK-EYED
                   PEA        DENNY'S                         PEA        DENNY'S
                ----------    -------                      ----------    -------
Arizona......       9           12         Nebraska.......                   4
Arkansas.....                    1         Nevada.........                   1
Colorado.....                    7         New Mexico.....       2
Florida......                   19         Oklahoma.......       6           7
Idaho........                    5         Oregon.........                   1
Iowa.........                    4         South Dakota...                   1
Kansas.......       2            1         Texas..........      66          23
Louisiana....                    1         Utah...........                   8
Maryland.....       3                      Virginia.......       4
Missouri.....       1            1         Wisconsin......                   1
                                                             -----       -----
                                                Totals....      93          97
                                                             =====       =====

STRATEGY

         Our business strategy is to (a) concentrate on developing the Black-eyed Pea concept and brand identity; (b) focus on restaurants that achieve operating efficiencies; and (c) sell or close certain restaurants and refinance existing indebtedness.

CONCENTRATE ON DEVELOPING THE BLACK-EYED PEA CONCEPT AND BRAND IDENTITY

         We have determined to concentrate our efforts on developing the Black-eyed Pea restaurant concept and brand identity because we believe the concept provides unit economics and opportunities for profitability that are more desirable than the Denny's concept. We have committed to restructuring our company to divest our remaining Denny's restaurants and to focus our resources on enhancing the profitability of the Black-eyed Pea concept. We opened eight new Black-eyed Pea restaurants in 1999. We intend to pursue opportunities to develop additional Black-eyed Pea restaurants as we identify favorable locations and acceptable sources of financing for new restaurants. We continue to enhance and refine the Black-eyed Pea restaurant concept in order to improve the unit economics of our Black-eyed Pea restaurants. We currently are emphasizing refinements to our "prototype" Black-eyed Pea restaurant that is designed to improve unit economics. We also are exploring joint venture opportunities for the Black-eyed Pea concept and we plan to explore opportunities to franchise or license the Black-eyed Pea concept to third parties in the future.

FOCUS ON RESTAURANTS THAT ACHIEVE OPERATING EFFICIENCIES

         We intend to focus on operating restaurants in selected markets in order to capitalize on certain operating efficiencies that such concentration generally provides. Our experience indicates that operating multiple restaurant locations in targeted markets enables each restaurant within the market to achieve increased customer recognition and to obtain greater benefits from advertising and marketing expenditures than can be obtained by single restaurants in isolated markets. In addition, concentration of restaurants in specific markets generally produces economies of scale and cost savings as a result of lower overall management costs, lower cost of goods sold as a result of lower distribution costs, more efficient use of advertising and marketing programs, and other administrative savings.

SELL OR CLOSE UNDERPERFORMING RESTAURANTS AND REFINANCE EXISTING INDEBTEDNESS

         Over the last two years, we have sold or closed underperforming restaurants, refinanced certain of our debt obligations, and refinanced certain assets in an effort to reduce our outstanding indebtedness and to better match our cash flows from operations with our debt service obligations. In June 1999, we completed a financing transaction in which CNL APF Partners, LP purchased the remaining indebtedness under our previous senior credit facility and advanced to us an additional $5.4 million.

         In October 1999, we retained CNL Advisory Services to act as our agent in the sale of our remaining Denny's restaurants. As of March 31, 2000, we have received letters of interest for the proposed sale of all of our remaining
Denny's restaurants. These proposals are subject to usual and customary conditions to closing, including the buyers' obtaining financing for such transactions. To the extent that we sell some or all of our remaining Denny's restaurants, we intend to apply a large portion of the proceeds to permanently reduce our outstanding indebtedness.

         We will continue to evaluate the operating results of our restaurants remaining after our currently anticipated sales. We will sell or close any of those restaurants that do not meet our criteria for operating results.

BLACK-EYED PEA RESTAURANTS

CONCEPT

         We currently operate 93 Black-eyed Pea restaurants in 8 states. Black-eyed Pea restaurants are full-service, casual dining establishments featuring wholesome home-style meals. We believe that the emphasis of Black-eyed Pea restaurants on quality food, comfortable atmosphere, friendly service, and reasonable prices attracts a broad range of customers, including families and business people. Black-eyed Pea restaurants generally are open for lunch and dinner seven days a week, typically from 11:00 a.m. to 10:00 p.m.

MENU

         Black-eyed Pea restaurants offer a variety of entrees accompanied by a broad selection of fresh vegetables and freshly baked breads, large servings of iced tea and soft drinks (with complimentary refills), and fruit cobblers, pies, and other freshly prepared desserts. Entrees include chicken fried steak, grilled chicken, seasoned meat loaf, pot roast with gravy, and roast turkey with dressing. Black-eyed Pea restaurants also offer a range of freshly made soups, salads, appetizers, and sandwiches. In addition to its standard menu items, Black-eyed Pea restaurants offer regular daily specials, such as chicken pot pie, fried fish, and chicken and dumplings. Vegetable offerings are an important component of the Black-eyed Pea restaurant menu. Each restaurant features a dozen vegetables daily, from which customers can make two or three selections to accompany their meals, as well as a vegetable plate entree, which consists of up to five vegetable selections. To encourage family dining, Black-eyed Pea restaurants feature a children's menu, which offers smaller portions of regular menu items as well as special items, such as peanut butter and jelly and grilled cheese sandwiches. As of December 29, 1999, the average check per customer at the Company's Black-eyed Pea restaurants was approximately $8.08. In fiscal 1999, liquor sales accounted for approximately 2.0% of total revenue of Black-eyed Pea restaurants.

         Each Black-eyed Pea restaurant has a full-service kitchen, which gives it the flexibility to prepare daily and seasonal specials and to otherwise expand its food offerings. We regularly review and revise the existing Black-eyed Pea restaurant menu and conduct consumer tests of new menu items in order to improve the quality and breadth of food offerings and to encourage repeat business. We maintain a test kitchen facility, which includes a full Black-eyed Pea restaurant cookline, for use in our product development efforts.

RESTAURANT LAYOUT

         Black-eyed Pea restaurants feature a casual and comfortable dining atmosphere that appeals to a broad customer base, including families. Most Black-eyed Pea restaurants have booth and table seating as well as a small lunch counter/bar on one side of the dining room, which also provides take-out service. Black-eyed Pea restaurants generally range in size from approximately 4,000 square feet to 6,000 square feet and have dining room seating for 160 to 210 customers and counter/bar seating for approximately 10 additional guests. Our current prototype restaurant is approximately 4,900 to 5,400 square feet and has dining room seating for approximately 170 to 200 customers plus a take-out service counter.

UNIT ECONOMICS

         We estimate that our total costs of developing a new Black-eyed Pea restaurant currently ranges from $400,000 to $450,000, exclusive of annual operating costs and assuming that the land and buildings are obtained under a lease arrangement. These costs include approximately (i) $350,000 to $400,000 for furniture, fixtures, and equipment, and (ii) $50,000 for pre-opening costs, including hiring and training costs, employee wages, and advertising. We currently plan to lease substantially all of our new Black-eyed Pea restaurant sites.

DENNY'S RESTAURANTS

         We currently operate 97 Denny's restaurants in 17 states, representing approximately 5.4% of the Denny's system. We are the largest Denny's franchisee in terms of revenue and the number of restaurants operated.

DENNY'S, INC.

         We operate our Denny's restaurants pursuant to franchise agreements with Denny's, Inc. Denny's, Inc. is a wholly owned subsidiary of Advantica Restaurant Group, Inc., which emerged from bankruptcy protection in late 1997 as the successor to Flagstar Companies, Inc. Advantica currently conducts its restaurant operations through several principal chains, the largest of which is Denny's. Denny's is the largest family-oriented, full-service restaurant chain in the United States, with more than 1,700 corporate-owned or franchised units in 49 states and six foreign countries. Advantica recently announced that it intends to sell its Coco's and Carrows restaurants and to concentrate on the Denny's brand.

CONCEPT

         Denny's are family-oriented, full-service restaurants, featuring a wide variety of traditional family fare. The restaurants are designed to provide a casual dining atmosphere with moderately priced food and quick, efficient service. Denny's restaurants generally are open 24 hours a day, seven days a week.

MENU AND PRICING

         All Denny's restaurants throughout the United States have uniform menus with some regional and seasonal variations. Denny's restaurants serve breakfast, lunch, and dinner and also feature a "late night" menu. Breakfasts, which include Denny's popular breakfast combinations consisting of a variety of eggs, omelets, pancakes, waffles, cereals, and muffins, are served 24 hours a day. Lunch and dinner entrees include a broad range of hamburgers and other sandwiches, steaks, pork chops, and chicken pot pies. The restaurants also offer a variety of soups, salads, sandwiches, appetizers, side orders, beverages, and desserts. Appetizers include mozzarella sticks, buffalo wings, chili, and chicken strips. Desserts include cakes, pies, ice cream, and sundaes. The restaurants offer free refills on coffee, soft drinks, lemonade, and tea. Special menus are available for senior citizens and children. As of December 29, 1999, the average check per customer at our Denny's restaurants was approximately $5.62.

RESTAURANT DESIGN

         Our Denny's restaurants generally operate in freestanding locations in high-traffic commercial areas. The restaurants average approximately 4,800 to 5,200 square feet, with seating capacity ranging from 90 to 210 people. Generally, the dining areas are fully carpeted and informal in design and contain booths, tables, and counter seating. The layout of each restaurant is designed to easily accommodate both smaller groups of two to four as well as large groups of guests. All guests are greeted and seated by a host or hostess when they enter the restaurant.

UNIT ECONOMICS

         We estimate that our total cost of developing a new Denny's restaurant currently ranges from $290,000 to $390,000, exclusive of annual operating costs and assuming that the land and buildings are obtained under a lease arrangement. These costs include approximately (i) $230,000 to $330,000 for furniture, fixtures, and equipment; (ii) $40,000 for pre-opening costs, including hiring and training costs, employee wages, and advertising; and (iii) $20,000 for the initial franchise fee. We lease substantially all of our restaurant sites in order to minimize the costs of acquiring and developing new restaurants.

THE DENNY'S SYSTEM

         We operate our Denny's restaurants pursuant to a specific system developed by Denny's, Inc. Denny's, Inc. prepares and maintains the detailed standards, policies, procedures, manuals, and other requirements that constitute the Denny's system in order to facilitate the consistent operation and success of all Denny's restaurants. The Denny's system includes

          * distinctive interior and exterior designs, decors, color schemes, furnishings, and employee uniforms;

          *    uniform specifications and procedures for restaurant operations;

          *    standardized menus featuring unique recipes and menu items;

          *    procedures for inventory and management control;

          *    formal training and assistance programs;

          *    advertising and promotional programs; and

          *    special promotional items.

The Denny's system also includes established, detailed requirements regarding

          *    the quality and uniformity of products and services offered;

          * the purchase or lease, from suppliers approved by Denny's, Inc., of equipment, fixtures, furnishings, signs, inventory, ingredients, and other products and materials that conform with the standards and specifications of the Denny's system; and

          * standards for the maintenance, improvement, and modernization of restaurants, equipment, furnishings, and decor.

To ensure that the highest degree of quality and service is maintained, each franchisee must operate each Denny's restaurant in strict conformity with the methods, standards, and specifications designated by Denny's, Inc.

DENNY'S FRANCHISE AGREEMENTS

         We are a party to a separate franchise agreement with Denny's, Inc. for each of our Denny's restaurants. The franchise agreements generally require us to pay an initial franchise fee, a royalty equal to 4% of weekly gross sales (as defined in the franchise agreements), and an advertising contribution of 2% to 3% of weekly gross sales. The franchise agreements generally have terms of 20 years or the earlier expiration of the relevant building lease, including options for extensions. We may terminate franchise agreements only upon the occurrence of a material breach by Denny's, Inc.

         The franchise agreements entitle us to use the "Denny's" name, trade symbols, and intellectual property, including menus, symbols, labels, and designs, to promote the restaurants and the Denny's affiliation. Denny's, Inc. also furnishes training and supervisory materials for maintaining modern and efficient operation of the restaurants and helps fund a national advertising campaign. The franchise agreements require us to operate our Denny's restaurants in compliance with the Denny's system. We are free to establish our own prices at our Denny's restaurants, which may differ by location and are influenced by geographic and other considerations.

         The franchise agreements impose other restrictions on our business and give Denny's, Inc. the right to terminate those agreements under certain circumstances, which could have a material adverse effect on our business. See Item 1, "Special Considerations - The Denny's franchise agreements impose restrictions and obligations on us."

EXPANSION OF OPERATIONS

         In prior years we have developed and acquired restaurants in an effort to achieve cost savings by taking advantage of certain economies of scale associated with administrative overhead and management personnel and systems. We currently are focusing our resources on selling our Denny's restaurants and developing the Black-eyed Pea concept and brand identity. We developed eight new Black-eyed Pea restaurants in 1999 and we plan to pursue opportunities to develop new Black-eyed Pea restaurants as we identify such opportunities. In the future, we may develop or acquire additional restaurants in order to

          *    enhance our presence in our target markets;

          * establish the necessary base from which we can further penetrate these markets; and

          *    capitalize    on     purchasing,     advertising,     managerial,
               administrative, and other efficiencies that result from the concentration of restaurants in specific markets.

The specific time frame in which we will develop or acquire any additional restaurants will depend upon our ability to

          *    identify suitable sites;

          *    obtain  financing  for  restaurant  acquisitions,   construction,
               tenant improvements, furniture, fixtures, and equipment;

          *    negotiate acceptable lease or purchase terms;

          *    secure  the  appropriate   governmental  permits  and  approvals,
               including those relating to zoning, environmental, health, and liquor licenses;

          *    manage restaurant construction; and

          *    recruit and train qualified personnel.

We cannot assure you that we will open or acquire a specific number of restaurants or whether any such restaurants will be successful. The development of restaurants also may be affected by increased construction costs and delays resulting from governmental regulatory approvals, strikes or work stoppages, and adverse weather conditions. Newly developed or acquired restaurants may operate at a loss for a period following their initial opening or acquisition. The length of this period will depend upon a number of factors, including the time of year the facility is opened or acquired, sales volume, and our ability to control costs. We have in the past franchised or licensed a number of Black-eyed Pea restaurants to third parties. As part of our strategy to enhance and develop the Black-eyed Pea brand, we plan to explore opportunities to resume franchising or licensing activities in the future.

RESTAURANT OPERATIONS

RESTAURANT MANAGEMENT

         We believe that successful execution of basic restaurant operations is essential to achieve and maintain a high level of customer satisfaction in order to enhance our success and future growth. Therefore, we devote significant efforts to ensure that all of our restaurants offer quality food and service. We maintain standards for the preparation and service of quality food, the maintenance and repair of restaurant facilitates, and the appearance and conduct of employees.

         Once a restaurant is integrated into our operations, we provide a variety of corporate services and quality assurance procedures designed to assure the operational success of the restaurant and compliance with standards that we require for all of our restaurants and that Denny's, Inc. requires in the case of our Denny's restaurants. Our executive management continually

          *    monitors restaurant operations,

          *    maintains management controls,

          * inspects individual restaurants to assure the quality of products and services and the maintenance of facilities,

          * develops employee programs for efficient staffing, motivation, compensation, and career advancement,

          *    institutes procedures to enhance efficiency and reduce costs, and

          *    provides centralized support systems.

         We believe that our quality review program and executive oversight enhance restaurant operations, reduce operating costs, improve customer satisfaction, and facilitate the highest level of compliance with our standards and, in the case of our Denny's restaurants, those mandated by Denny's, Inc.

         The Black-eyed Pea restaurant system has two regional vice presidents, who report to our President. Each regional vice president is responsible for eight districts, each of which is in turn supervised by a district manager. Most district managers are responsible for six or seven restaurant locations. The management staff of a typical Black-eyed Pea restaurant consists of a general manager, an assistant general manager, and one or two assistant managers. Each Black-eyed Pea restaurant employs approximately 60 persons.

         Our vice president of operations currently administers the operations of our Denny's restaurants. The two regional vice presidents for Denny's restaurants report to the vice president and are responsible for seven to eight districts, each of which is in turn supervised by a district manager. District managers are responsible for the six to eight restaurants within their district. Restaurant managers are responsible for day-to-day operations, including customer relations, food preparation and service, cost control, restaurant maintenance, and personnel relations. As required by Denny's, Inc., we staff each of our Denny's restaurants with an on-site general manager, one to two assistant managers, and 20 to 50 full-time or part-time hourly employees.

TRAINING

         We seek to attract and retain high-quality individuals with prior restaurant experience for restaurant management positions. We believe that the training of our management and other restaurant employees is important to our ability to maintain the quality and consistency of our food and service and to develop the personnel necessary to achieve our expansion plans. Newly hired employees are reviewed at regular intervals during their first year, and all restaurant personnel receive annual performance reviews.

         We employ four full-time regional training managers to oversee training for our Black-eyed Pea restaurants. We require each restaurant management employee to participate in a training program at designated training restaurants. The restaurant management training program utilizes manuals, tests, and a scheduled evaluation process. In addition, we have developed procedures for coordinating and overseeing the opening of new Black-eyed Pea restaurants in order to maintain quality and consistency of food and service. Special training teams are on hand at new locations, generally for a period of one week before and one week after each restaurant opens.

         We maintain a comprehensive training program that provides all instructors, facilities, and required training materials necessary to train our Denny's restaurant managers and other restaurant management personnel. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, customer interaction, operating standards, cost control techniques, accounting procedures, employee selection and training, risk management, and the skills required to perform all duties necessary for restaurant operations. New managers work closely with experienced managers and district managers to solidify their skills and expertise. The Company designates certain experienced employees as "Certified Trainers" who are responsible for training newly hired Denny's restaurant employees. Our district managers and general managers regularly participate in on-going training efforts.

MAINTENANCE AND IMPROVEMENT OF RESTAURANTS

         We  maintain  our  Black-eyed  Pea  and  Denny's  restaurants  and  all associated fixtures, furnishings, and equipment in conformity with the Black-eyed Pea and the Denny's system concepts, respectively. We operate a centralized call-in center that restaurant managers can contact to report maintenance or repair requirements. We then dispatch service technicians that we employ or independent contractors with which we have maintenance contracts. We also make necessary additions, alterations, repairs, and replacements to our restaurants, such as periodic repainting or replacement of obsolete signs, furnishings, equipment, and decor, including those required by Denny's, Inc. in the case of our Denny's restaurants. We may be required, subject to certain limitations, to modernize our Denny's restaurants to the then-current standards and specifications of Denny's, Inc.

MANAGEMENT INFORMATION SYSTEMS

         We maintain a centralized, computerized accounting system for financial controls and reporting functions for most of our Black-eyed Pea and Denny's restaurants. We generally have a point-of-sale reporting system in each of our Black-eyed Pea and Denny's restaurants, which provides sales mix information, labor scheduling functions, and weekly closeout processes. Our point-of-sale compliance center at our headquarters in Scottsdale, Arizona, handles point-of-sale hardware, software, and training issues. Restaurant managers submit weekly reports on sales volume and mix, customer counts, and labor costs to our corporate management. Our Black-eyed Pea restaurants perform weekly inventory counts. Each of our Denny's restaurants maintains "par stock" inventory levels. Our accounting department prepares monthly profit and loss statements, which operational managers review and compare with prior period results.

SITE SELECTION

         When evaluating whether and where to develop a new restaurant, we conduct an internal screening process to determine a restaurant's estimated profit potential. We consider the location of a restaurant to be one of the most critical elements of the restaurant's long-term success. Accordingly, we expend significant time and effort in selecting and evaluating potential restaurant sites. In conducting the site selection process, we primarily

          * evaluate acquisition costs as well as site characteristics, such as visibility, accessibility, and traffic volume,

          * consider the restaurant's proximity to demand generators, such as shopping malls and other retail centers, lodging, entertainment centers, and office complexes,

          *    review potential competition, and

          * analyze detailed demographic information, such as population characteristics, density, and household income levels.

Our senior management evaluates and approves each restaurant site prior to development.

FINANCING AND LEASING

         It is our current strategy to lease, rather than own, the land and buildings associated with the operations of our restaurants. Historically, we have entered into sale-leaseback transactions under which the financing company purchases the identified parcel of land and funds the costs of the restaurant construction, excluding the initial franchise fee, equipment costs, and restaurant pre-opening expenses. The financing company then leases the restaurant property back to us for up to 30 years, including renewal option periods, under the terms of a triple-net lease. Our ability to effect our new restaurant development strategy depends on the availability of financing on terms and conditions that we believe are appropriate for the risk of the development. Our inability to secure sufficient additional sale-leaseback or other financing in the future could have a significant impact on our ability to acquire or develop new restaurants.

         We took a number of steps during fiscal 1998 and 1999 to reduce and restructure our outstanding indebtedness in order to better match our cash flows from operations with our debt service obligations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Reference is made to Item 13, "Certain Relationships and Related Transactions" for additional information regarding sale and lease transactions in connection with the acquisition of BEP.

EQUIPMENT, FOOD PRODUCTS, AND OTHER SUPPLIES

         A purchasing director coordinates purchasing decisions with respect to our Black-eyed Pea restaurants. We strive to obtain supplies of a high and consistent quality at competitive prices from reliable sources. We negotiate directly with food manufacturers for the majority of our purchases and with local suppliers for fresh produce, dairy, and meat products. In addition, we contract with a centralized distribution company to store and deliver substantially all of the products and supplies we purchase (other than fresh produce, meat and dairy products).

         Our ability to maintain consistent quality throughout our Denny's restaurants depends in part upon our ability to acquire from reliable sources the equipment, food products, and related items necessary to meet the standards set by Denny's, Inc. We believe the maintenance of this uniformity and consistency enables us to capitalize on the name recognition and goodwill associated with Denny's restaurants. As a result, we lease or purchase all fixtures, furnishings, equipment, signs, food products, supplies, inventory, and other products and materials required for the development and operation of our Denny's restaurants from suppliers approved by Denny's, Inc. In order to be approved as a supplier, a prospective supplier must

          * demonstrate to the reasonable satisfaction of Denny's, Inc. its ability to meet the then-current standards and specifications of Denny's, Inc. for such items,

          *    possess adequate quality controls, and

          *    possess the capacity to provide supplies promptly and reliably.

Although we are not required to acquire our equipment or supplies from any specified supplier, we must obtain the approval of Denny's, Inc. before purchasing or leasing any items from an unapproved supplier.

         Our Denny's restaurants operate on a par stock system, which enables restaurant managers to place weekly inventory orders based on historical sales volumes, thereby focusing on customer service rather than on purchasing decisions. We purchase most of our food inventory for our Denny's restaurants from a single supplier that specializes in providing food products to Denny's franchisees. We believe that our purchases from this supplier enable us to

          *    maintain  a  high  level  of  quality   consistent  with  Denny's
               restaurants;

          * realize convenience and dependability in the receipt of our supplies;

          * avoid the costs of maintaining a large purchasing department, large inventories, and product warehouses; and

          *    attain cost advantages as a result of volume purchases.

We have a supply agreement with our primary supplier. We believe that food goods could be readily purchased from a large number of vendors throughout our regions of operation in the event that we are unable to purchase sufficient inventory from our primary supplier. Each of our Denny's restaurants purchases dairy, bakery, and produce goods from approved local vendors.

ADVERTISING AND MARKETING

         We use television, radio, print advertising, and special promotions to increase the traffic and sales at our Black-eyed Pea restaurants. Our advertising campaigns are designed to communicate the distinctive aspects of the Black-eyed Pea concept and are targeted to appeal to our customer base. We employ a full-time vice president of marketing who plans, develops, and implements advertising campaigns for our Black-eyed Pea restaurants. We also use full-service advertising agencies. Expenditures for Black-eyed Pea advertising, including local promotions, were approximately 4.2% of Black-eyed Pea restaurant sales during fiscal 1999. In 2000, we reallocated our marketing resources to focus on local store marketing, which will significantly reduce television advertising of Black-eyed Pea restaurants. Although we anticipate that this will result in lower same-store sales, we expect that the decreased expenditures will result in overall improved cash flows for our Black-eyed Pea restaurants. This change in marketing strategy could, however, have an adverse impact on our Black-eyed Pea average unit volume.

         As generally required under the terms of the Denny's franchise agreements, we contribute 2% to 3% of our Denny's restaurant sales to an advertising and marketing fund controlled by Denny's, Inc. Denny's, Inc. uses this fund primarily to develop system-wide advertising, sale promotions, and marketing materials and programs. The Denny's franchise agreements prohibit franchisees, including us, from conducting any local, regional, or national advertising without the prior written consent of Denny's, Inc. From time to time, Denny's, Inc. may establish advertising cooperatives for geographic areas not covered by existing advertising campaigns.

GOVERNMENT REGULATION

         Extensive federal, state, and local government regulation affect the development and operation of restaurants. Each of our restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, and fire and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for constructing new restaurants. Delays in obtaining, or denials of, revocation of, or temporary suspension of, necessary licenses or approvals could have a material adverse impact upon our development, acquisition or remodeling of restaurants or our operations generally.

         We also are subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate, or changes in tip-credit provisions, employee benefit costs, overtime regulations, workers' compensation insurance rates, unemployment and other taxes, working and safety condition regulations, citizenship requirements or other costs associated with employees could adversely affect our business. In addition, we are subject to the Americans with Disabilities Act of 1990 that, among other things, may require certain installations in new restaurants or renovations to our existing restaurants to meet federally mandated requirements.

         During fiscal 1999, sales of alcoholic beverages comprised less than 2.0% of restaurant sales in our Black-eyed Pea restaurants and 1.0% of restaurant sales in our Denny's restaurants. The sale of alcoholic beverages is subject to extensive regulations. We may be subject to "dram-shop" statutes, which generally provide an individual injured by an intoxicated person the right to recover damages from the establishment that wrongfully served alcoholic beverages to that person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance and have never been a defendant in a lawsuit involving "dram-shop" statutes.

         We have in the past franchised or licensed Black-eyed Pea restaurants to third parties and may in the future resume our franchising efforts. If we resume franchising or licensing activities, we would be subject to Federal Trade Commission regulations and state laws that regulate the offer and sale of restaurant franchises, as well as state laws that regulate substantive aspects of the franchisor-franchisee relationship. Certain of such laws also may restrict our ability to terminate the franchise agreements for our franchised restaurants.

TRADEMARKS AND SERVICE MARKS

         We have registered or have applied for registration of a number of service marks, including the names "Black-eyed Pea," "Dixie House," and the slogan "Home Cookin' Worth Going Out For" with the United States Patent and Trademark Office and in various states in connection with our Black-eyed Pea operations. We regard these service marks as having significant value and being an important factor in the marketing of our restaurants.

We license the right to use the "Denny's" trademark directly from Denny's, Inc. We believe that the continued right to use the "Denny's" trademark is important to our success. We also own or license the right to use certain other trademarks that we do not consider essential to our success.

COMPETITION

         Our Black-eyed Pea restaurants compete in both the casual mid-scale dining segment and the family-dining segment. Competitors of our Black-eyed Pea restaurants include Applebee's and Chili's. As part of the nation's largest family-oriented, full-service restaurant chain, our Denny's restaurants compete primarily with regional restaurant chains such as International House of Pancakes, Big Boy, Shoney's, Friendly's and Perkins.

         Our restaurants also compete with various types of food businesses, as well as other businesses, for restaurant locations. We believe that site selection is one of the most crucial decisions required in connection with the development of restaurants. As a result of the presence of competing restaurants in our target markets, we devote great attention to obtaining what we believe will be premium locations for new restaurants, although no assurances can be given that we will be successful in this regard.

INSURANCE

         We maintain general liability and property insurance and an umbrella and excess liability policy in amounts we consider adequate and customary for businesses of our kind. Future claims, however, may exceed insurance coverage.

EMPLOYEES

         At March 31, 2000, we had approximately 9,500 employees, of whom approximately 75 were corporate personnel, approximately 500 were restaurant management personnel, and the remainder were hourly personnel. We are not a party to any collective bargaining agreement. We believe that our relationship with our employees is good.

         Each of our typical Black-eyed Pea restaurants employs approximately 55 to 60 persons. Each of our typical Denny's restaurants has approximately 40 employees, including approximately 15 kitchen personnel and 25 service personnel. Many of our employees work part-time. Restaurant personnel, other than regional, district and restaurant managers, are paid on an hourly basis. Hourly rates vary according to geographical location, generally ranging from $5.15 to $9.75 an hour for kitchen personnel. We generally pay service personnel the applicable minimum wage plus tips.

                             SPECIAL CONSIDERATIONS

         THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING OUR COMPANY AND OUR BUSINESS.

WE MAY NOT BE PROFITABLE AND OUR AUDITORS' REPORT EXPRESSES SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We have not been profitable in the last three years and our operations may not be profitable in the future. Our ability to generate operating profits will depend upon

          * our ability to refinance, restructure, or repay our outstanding debt;

          *    general economic and demographic conditions;

          *    our capital resources; and

          *    the   nature  and   extent  of  any   future   developments   and
               acquisitions.

         We cannot provide assurance that we will be able to sell our remaining Denny's restaurants, restructure our debt, and improve the performance of our Black-eyed Pea restaurants so as to achieve profitability in the future. In addition, the report by our independent auditors on our financial statements for the year ended December 29, 1999, states that the uncertainty relating to our continuing losses, our shareholders' deficit, the sale of our Denny's restaurants, and/or our ability to refinance our debt raises substantial doubt about our ability to continue as a going concern. As of the filing date of this Report, we are in default on the payment of a $22.3 million promissory note to our senior lender. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Reserves."

WE HAVE SIGNIFICANT INDEBTEDNESS.

         We have incurred substantial debt to develop and acquire restaurants and to operate our business. Our business could be materially and adversely affected if our cash flows from operations are not sufficient to meet our obligations as they become due. We took a number of steps in 1998 and 1999 to reduce and restructure our outstanding indebtedness. We also intend to sell our remaining Denny's restaurants and to use a large portion of the proceeds from those sales to retire our existing debt. As of December 29, 1999, we had a working capital deficit of $4.1 million and total debt obligations of $80.6 million, including subordinated notes of $16.7 million and obligations under capital leases aggregating $32.2 million.

         We may seek additional equity or debt financing in the future, however, to provide funds to support our operations or to develop or acquire additional restaurants. We, however, cannot provide assurance that

          * such financing will be available or will be available on satisfactory terms;

          * we will be able to develop or acquire new restaurants or to otherwise expand our restaurant operations; or

          * we will be able to refinance, restructure, or satisfy our obligations as they become due.

Any additional debt financing will increase expenses and must be repaid regardless of our operating results. Future equity financings could result in dilution to existing shareholders.

WE MAY HAVE SIGNIFICANT CONTINGENT LIABILITIES ASSOCIATED WITH RESTAURANTS THAT WE HAVE SOLD OR THAT WE SELL IN THE FUTURE.

         Since 1996, we have sold a total of 144 restaurants. We have assigned or subleased the real property leases and other obligations to the buyers of these restaurants, but we generally remain liable under those obligations if the buyers default. During 1999, three buyers of restaurants that we sold during 1997 and 1998 filed for bankruptcy or failed to perform on their obligations to third parties. As a result, we recorded charges of $2.5 million for equipment leases, rents, property taxes, and other obligations for which we remain contingently liable. As we sell our remaining Denny's restaurants and any other underperforming restaurants that we sell in the future, we may remain contingently liable for obligations on those restaurants. Any further defaults by buyers of restaurants that we have sold in the past or that we sell in the future could have a material adverse effect on our operating results and financial condition.

WE RELY ON DENNY'S, INC.

         We currently operate 97 Denny's restaurants as a Denny's franchisee. As a result of the nature of franchising and our franchise agreements with Denny's, Inc., for so long as we operate Denny's restaurants the success of our company depends, to a significant extent, on

          * the continued vitality of the Denny's restaurant concept and the overall success of the Denny's system;

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

         Any financial reversals or illiquidity on the part of Advantica, the parent of Denny's, Inc., could have a material adverse effect on Denny's, Inc. We have no control over the management or operation of Denny's, Inc. or other Denny's franchisees. A variety of factors affecting Denny's, Inc. could have a material adverse effect on our company, including the following:

          *    any business reversals that may be encountered by Denny's, Inc.;

          * a failure by Denny's, Inc. to promote the Denny's name or restaurant concept;

          * the inability or failure of Denny's, Inc. to support its franchisees, including our company;

          * the failure to operate successfully the Denny's restaurants that Denny's, Inc. itself owns; or

          * negative publicity with respect to Denny's, Inc. or the Denny's name.

THE DENNY'S FRANCHISE AGREEMENTS IMPOSE RESTRICTIONS AND OBLIGATIONS ON US.

         So long as we operate Denny's restaurants, the cancellation of the Denny's franchise agreements, which include the right to what we believe are favorable franchise arrangements and the right to use the "Denny's" trademarks and trade styles, would have a material adverse effect on our business. The Denny's franchise agreements impose a number of restrictions and obligations on us. We must pay to Denny's, Inc. or accrue royalties and an advertising contribution regardless of the profitability of our Denny's restaurants. The Denny's franchise agreements also require us to operate our Denny's restaurants in accordance with the requirements and specifications established by Denny's, Inc. In addition, Denny's, Inc. has the right to require us to modify our restaurants to conform to the then-existing Denny's restaurant format. Denny's, Inc. has retained the right to open on its own behalf or to grant to other franchisees the right to open other Denny's restaurants in the immediate vicinity of our Denny's restaurants.

         An agreement between us and Denny's, Inc. gives Denny's, Inc. the right to terminate substantially all of the Denny's franchise agreements in the event that CNL, as the successor to our previous senior lender, takes certain actions while we are in default under the terms of our credit facility with CNL. If we fail to satisfy the requirements described above or otherwise default under the Denny's franchise agreements, we could be subject to potential damages for breach of contract and could lose our rights under those agreements.

         The Denny's franchise agreements also provide that, in the event we assign our rights under any of those agreements, Denny's, Inc. will have the option to purchase the interest being transferred. An assignment under the Denny's franchise agreements will be deemed to have occurred if a person, entity, or group of persons (other than a group including any of Jack M. Lloyd, William J. Howard, and William G. Cox, each of whom is an officer and director of our company, or BancBoston Ventures, Inc., a significant shareholder of our company) acquires voting control of our Board of Directors.

         Without the consent of Denny's, Inc., we may not directly or indirectly own, operate, control, or have any financial interest in any coffee shop or family-style restaurant business or any other business that would compete with the business of any Denny's restaurant, Denny's, Inc., or any affiliate, franchisee, or subsidiary of Denny's, Inc., other than restaurants we currently operate. For two years after the expiration or termination of a Denny's franchise agreement, we will not be permitted, without the consent of Denny's, Inc., directly or indirectly to own, operate, control, or have any financial interest in any coffee shop or family-style restaurant substantially similar to a Denny's located within a 15-mile radius of a Denny's restaurant subject to the expired or terminated agreement. These restrictions will not apply to the operation of another Denny's restaurant or the ownership of less than 5% of the publicly traded stock of any other company.

WE FACE CERTAIN RISKS AFFECTING THE RESTAURANT INDUSTRY.

         The ownership and operation of restaurants may be affected by a variety of factors over which we have no control. These factors include the following:

          *    adverse changes in national,       *    changing consumer tastes,
               regional, or local economic             habits, and spending
               or market conditions;                   priorities;

          *    increased costs of labor or        *    management problems;
               food products;
                                                  *    uninsured losses;
          *    fuel shortages and price
               increases;                         *    limited alternative uses
                                                       for properties and
          *    the number, density, and                equipment;
               location of competitors;
                                                  *    changes in government
          *    changing demographics;                  regulation; and

          *    changing traffic patterns;         *    weather conditions.

Third parties may file lawsuits against us based on discrimination, personal injury, claims for injuries or damages caused by serving alcoholic beverages to an intoxicated person or to a minor, or other claims. As a multi-unit restaurant operator, we can be adversely affected by publicity about food quality, illness, injury, or other health and safety concerns or operating issues at one restaurant or a limited number of restaurants operated under the same name, whether or not we actually own the restaurants in question. We cannot predict any of these factors with any degree of certainty. Any one or more of these factors could have a material adverse effect on our business.

WE FACE RISKS ASSOCIATED WITH COMPETITION.

         The restaurant industry is intensely competitive with respect to price, service, location, personnel, and type and quality of food. In addition, restaurants compete for desirable restaurant sites and the availability of restaurant personnel and managers. We have many well-established competitors, including national restaurant chains and franchised restaurant systems, which have financial and other resources that are substantially greater than ours. Certain competitors have been in existence for a substantially longer period than we have and may be better established in markets where our restaurants are or may be located. The restaurant business often is affected by

          *    changes in consumer tastes or the purchasing power of consumers;

          *    national, regional, or local economic conditions;

          *    demographic trends;

          *    traffic patterns; and

          *    the type, number and location of competing restaurants.

Changes in these factors could have a material adverse effect on our business. Our success will depend, in part, on our ability (and Denny's, Inc. in the case of our Denny's restaurants) to identify and respond appropriately to changing conditions. In addition, factors such as inflation, increased food, labor, and benefit costs, and the availability of experienced management and hourly employees, which may adversely affect the restaurant industry in general, would affect our restaurants.

WE WILL FACE RISKS IF WE EXPAND OUR OPERATIONS.

         We currently are focusing our resources on selling our Denny's and underperforming Black-eyed Pea restaurants and are not planning to develop or acquire a significant number of restaurants in the near future. To the extent that we develop or acquire restaurants, however, unforeseen expenses, difficulties, and delays frequently encountered in connection with the rapid expansion of operations could hinder us from executing an expansion strategy. Expanding our operations also would be likely to cause us to increase our borrowings, which could adversely impact our operating results. The magnitude, timing, and nature of future restaurant developments and acquisitions will depend upon various factors, many of which will be beyond our control. These factors include our ability to:

          *    locate  and  acquire   suitable   restaurant  sites  or  existing
               restaurants;

          *    obtain adequate financing on acceptable terms;

          *    negotiate acceptable leases or terms of purchase;

          *    obtain any required consents or approvals;

          *    secure licenses and regulatory approvals;

          *    recruit and train qualified management and other personnel; and

          * manage successfully the rate of expansion and our expanded operations.

         We cannot provide assurance that

          * we will be successful in developing new restaurants or acquiring existing restaurants on acceptable terms and conditions;

          *    any  additional   restaurants  we  develop  or  acquire  will  be
               effectively and profitably managed and integrated into our operations; or

          *    any   restaurants   that  we  develop  or  acquire  will  operate
               profitably.

CERTAIN SHAREHOLDERS MAY CONTROL OUR COMPANY AND CERTAIN OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST.

         The directors and officers of our company currently own approximately 35.1% of our outstanding common stock. Jack M. Lloyd, the Chairman of the Board and Chief Executive Officer of our company, and William J. Howard, Executive Vice President and a director of our company, also hold warrants to acquire an additional 439,834 shares of common stock at an exercise price of $.01 per share. In addition, BancBoston, a former shareholder of DRC, currently owns approximately 15.8% of our outstanding common stock. Accordingly, such shareholders collectively have the power to elect all of the members of our Board of Directors and thereby control the business and policies of our company.

         Messrs. Lloyd and Howard currently hold an aggregate of $16,794,000 in principal amount of the Company's Series B Notes in addition to their common stock and warrants. As a result of such shareholders' ability, together with our other directors and officers, to direct the policies of our company, an inherent conflict of interest may arise in connection with decisions regarding the timing of and the allocation of assets of our company for the purposes of interest payments on, or redemption of, the Series B Notes. In addition, the Series B Notes contain restrictive covenants relating to the operation of our company and the maintenance of certain financial ratios and tests. A default not waived by a majority of the holders of the Series B Notes could have a material adverse effect on the holders of our common stock. Messrs. Lloyd and Howard have deferred certain payments of interest due on the Series B Notes.

WE DEPEND UPON KEY PERSONNEL.

         Our success depends, in large part, upon the services of our senior management. We currently have employment agreements with certain members of our senior management. The loss of the services of our senior management team could have a material adverse effect on our business.

WE MUST COMPLY WITH VARIOUS GOVERNMENT REGULATIONS.

         Various federal, state, and local laws affect our business. The delay or failure to obtain or maintain any licenses or permits necessary for operations could have a material adverse effect on our business. In addition, an increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect our business.

         We also are subject to the Americans with Disabilities Act of 1990 that, among other things, may require the installation of certain fixtures or accommodations in new restaurants or renovations to our existing restaurants to meet federally mandated requirements. In the event that we resume franchising or licensing Black-eyed Pea restaurants or any other restaurants in the future, we will be subject to regulation by the Federal Trade Commission and will be required to comply with certain state laws governing the offer, sale, and termination of franchises and the refusal to renew franchises.

OUR STOCK IS THINLY TRADED AND MAY EXPERIENCE PRICE VOLATILITY.

         The market price of our common stock could be subject to wide fluctuations as a result of a variety of factors, including the following:

          * quarterly variations in the operating results of our company or other restaurant companies;

          *    changes  in  analysts'   estimates  of  our  company's  financial
               performance;

          *    changes  in  national  and  regional  economic  conditions,   the
               financial markets, or the restaurant industry;

          *    natural disasters; or

          * other developments affecting our company or other restaurant companies.

The trading volume of our company's common stock has been limited, which may increase the volatility of the market price for such stock. We currently do not meet the requirements for continued listing on the American Stock Exchange. In the event that our common stock is delisted by the American Stock Exchange and we are unable to have our stock listed on another well-recognized exchange or trading market, the market for our stock may become more illiquid than it currently is.

SALES OF LARGE NUMBERS OF SHARES COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         Sales of substantial amounts of common stock in the public market, or even the potential for such sales, could adversely affect prevailing market prices for our common stock and could adversely affect our ability to raise capital. As of March 31, 2000, there were outstanding 13,485,277 shares of our common stock. Of these shares, 6,285,462 shares are freely transferable without restriction under the securities laws, unless they are held by "affiliates" of our company, as that term is defined in the securities laws or unless transfer of certain shares is restricted as a result of contractual obligations. The remaining 7,199,815 shares of common stock currently outstanding are "restricted securities," as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption from registration. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from our company or an affiliate of our company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our company's then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares.

         The 6,937,500 shares of common stock issued to the former shareholders of DRC in connection with the merger of DRC and AFR generally are freely tradeable under Rule 145 under the Securities Act, unless held by an affiliate, in which case such shares will be subject to the volume and manner of sale restrictions under Rule 144. The former shareholders of DRC have certain rights with respect to registration of the shares of common stock issued in connection with the merger or upon exercise of the warrants issued in connection with the merger.

WE DO NOT ANTICIPATE THAT WE WILL PAY DIVIDENDS.

         We have never paid any dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to the expansion and development of our business. In addition, the terms of our credit facility and the indenture governing our Series B Notes limit our ability to pay dividends on our common stock.

CHANGE IN CONTROL PROVISIONS MAY ADVERSELY AFFECT EXISTING SHAREHOLDERS.

         Our Articles of Incorporation, Bylaws, and certain provisions of the Georgia Business Corporation Code contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of shareholders.

ITEM 2. PROPERTIES.

         We lease for a term expiring in September 2001 approximately 20,000 square feet of office space in Scottsdale, Arizona, for use as our principal corporate offices. We currently believe that these facilities are adequate for our reasonably anticipated needs. We also lease approximately 3,000 square feet of office space in Dallas, Texas, on a month-to-month basis. We use this office for regional operations and facilities maintenance operations.

         Our  restaurants  generally  are  located  in  one-story,  freestanding buildings with a capacity of between 90 and 210 customers. We lease substantially all the land and buildings for our restaurants. The initial lease terms range from 10 to 20 years and include renewal options for up to 30 years. Substantially all of our current leases have remaining initial terms or renewal options that extend for more than five years from the date of this Report. The leases generally provide for a minimum annual rent and additional rental payments if restaurant sales volume exceeds specified amounts. In addition, the leases generally require us to pay real estate taxes, insurance premiums, maintenance costs, and certain other of the landlords' operating costs. Contingent rentals have represented less than 5% of total rent expense for each of fiscal 1997, 1998, and 1999. Annual base rent for each location ranges up to approximately $245,000 a year.

ITEM 3. LEGAL PROCEEDINGS.

         There are no legal proceedings to which we are a party or to which any of our properties are subject other than routine litigation incident to our business which is covered by insurance or an indemnity, or which is not expected to have a material adverse effect on our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the American Stock Exchange, or AMEX, under the symbol "PRG." The following table sets forth the high and low sales prices per share of our common stock as reported on the AMEX for the calendar periods indicated.

                                                      COMMON STOCK
                                                     ---------------
                                                     HIGH        LOW
                                                     ----        ---
           1997
           ----
           First Quarter.........................    $3.63      $3.00
           Second Quarter .......................     3.25       2.19
           Third Quarter.........................     2.69       1.63
           Fourth Quarter........................     3.25       1.81

           1998
           ----
           First Quarter.........................    $2.75      $1.81
           Second Quarter .......................     3.38       2.13
           Third Quarter.........................     3.50       1.75
           Fourth Quarter........................     2.38       0.88

           1999
           ----
           First Quarter.........................    $1.31      $0.88
           Second Quarter .......................     1.06       0.81
           Third Quarter.........................     1.13       0.56
           Fourth Quarter........................     0.75       0.44

           2000
           ----
           First Quarter.........................    $0.69      $0.25

         As of March 31, 2000, there were 91 holders of record of our common stock. On March 31, 2000, the closing sales price of our common stock on the AMEX was $0.375 per share.

         We have never declared or paid any dividends. We intend to retain earnings, if any, to fund the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the payment of dividends on our common stock is prohibited under our credit facility with CNL and other outstanding debt obligations.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected historical consolidated financial data of our company for each of the fiscal years in the three-year period ended December 29, 1999 have been derived from and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein. The selected historical summary consolidated financial data for fiscal 1995 and 1996 are derived from historical financial statements that are not included elsewhere herein. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation" and Note 1 to the consolidated financial statements.

                                                                    AS OF AND FOR FISCAL YEAR(1)
                                                    --------------------------------------------------------
                                                      1995       1996        1997        1998         1999
                                                    --------   --------    --------    --------     --------
                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA(2):
Restaurant sales .................................  $74,683    $241,480    $300,579    $255,956     $238,673
Charge for impaired assets .......................      523          --      14,100          --       19,264
Restaurant operating income (loss) ...............    6,643      22,137       9,101      18,116       (3,148)
Administrative expenses ..........................    3,380      10,303      13,684      12,423       12,105
Operating income (loss) ..........................    3,263      11,834      (4,583)      5,693      (15,253)
Interest expense, net ............................   (2,467)     (9,605)    (13,655)    (12,635)     (13,495)
Net income (loss) ................................      200       1,118     (20,977)     (4,657)     (25,902)

OTHER DATA:
EBITDA(3) ........................................  $ 6,722    $ 18,834    $ 18,884    $ 13,283     $ 10,096
Cash interest expense ............................    2,397       8,904      10,033       8,221        9,988
Cash provided by (used in) operating activities...    7,486       9,664      (1,458)     (1,357)         762
Cash (used in) provided by investing activities...   (8,736)     (9,393)     (6,316)     22,622       (4,345)
Cash provided by (used in) financing activities...    2,273       1,157       6,432     (20,202)       2,744
Capital expenditures .............................    7,003       9,879       8,147       2,891        4,732
Depreciation and amortization ....................    2,936       7,000       9,367       7,590        6,085
Ratio of earnings to fixed charges(4) ............     1.10        1.14          --          --           --
Number of restaurants, end of period .............      355         295         283         201          190

BALANCE SHEET DATA:
Working capital (deficit) ........................  $(9,406)   $(33,029)   $(36,417)   $(44,838)    $ (4,070)
Total assets .....................................   53,785     179,189     170,264     134,507       98,367
Long-term debt, less current portion .............   10,371      69,903      39,022      39,666       41,538
Obligations under capital leases,
  less current obligations .......................   19,881      24,229      39,396      32,828       13,370
Redeemable convertible preferred stock ...........    7,501          --          --          --           --
Shareholders' equity (deficit) ...................      564      22,128       1,248      (3,334)     (29,236)

----------
(1) Our fiscal years 1995 through 1999 ended on December 27, 1995, January 1, 1997, December 31, 1997, December 30, 1998, and December 29, 1999,
     respectively.
(2) From fiscal 1995 through 1999, we consummated various acquisitions, opened new restaurants, and closed or sold certain restaurants. Revenue increases in each year from 1994 through 1997 arose primarily from restaurant acquisitions and openings in each year. We sold or closed an aggregate of 82 and 19 restaurants during fiscal 1998 and 1999, respectively, which contributed to the overall revenue decreases in these years from prior years.
(3) EBITDA represents operating income (loss) before depreciation and amortization plus the charge for impaired assets. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of our operating performance or to cash flows from operations as a measure of liquidity. EBITDA is included in this Report because it is a basis upon which we assess our financial performance.
(4) Earnings consist of pre-tax income after minority interests plus fixed charges, excluding capitalized interest. Our fixed charges consist of (a) interest, whether expensed or capitalized; (b) amortization of debt expense, including any discount or premium whether expensed or capitalized; and (c) a portion of rental expense representing the interest factor. Earnings were inadequate to cover fixed charges in fiscal 1997 ($17,719,000), fiscal 1998 ($6,942,000), and fiscal 1999 ($28,748,000).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Our fiscal 1997 and 1998 results of operations were materially impacted by the sale of over 100 restaurants. During these years, revenue and related expenses decreased significantly over prior years primarily as a result of these divestitures. During 1999 we

          *    sold or closed a total of 3 Denny's restaurants;

          *    sold or closed 16 Black-eyed Pea restaurants; and

          *    opened eight new Black-eyed Pea restaurants.

These transactions follow our strategy of focusing on the Black-eyed Pea concept as well as closing or selling underperforming restaurants that failed to achieve certain operational and financial goals. As a result of the construction and dispositions of restaurants during past fiscal periods, operating results during a particular year are not comparable to those of other fiscal years. The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere herein.

         We currently operate 93 Black-eyed Pea restaurants in 8 states, including 81 Black-eyed Pea restaurants in Texas, Oklahoma, and Arizona. The average unit sales for all Black-eyed Pea restaurants was $1.4 million in each of fiscal 1998 and 1999 as compared with average unit sales at restaurants in Texas and Oklahoma of $1.6 and $1.5 million during fiscal 1998 and 1999, respectively. Through December 29, 1999, comparable same-store sales decreased 2.5% for all of our Black-eyed Pea restaurants, while comparable same-store sales decreased by 2.0% for Black-eyed Pea restaurants in Texas and Oklahoma. The guest check average at our Black-eyed Pea restaurants is approximately $8.08. At our Black-eyed Pea restaurants, alcohol sales account for approximately 2.0% of sales, and carryout sales account for approximately 11.7% of sales.

         As of December 29, 1999, we operated 97 Denny's restaurants in 17 states. Our Denny's restaurants that were open for a 12-month period had average restaurant sales of $1.1 million in fiscal 1999 as compared with $1.0 million in fiscal 1998. Comparable store sales increased approximately 1.4% in fiscal 1999 and the average guest check was approximately $5.62.

COMPARISON OF RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the historical consolidated statements of operations as a percentage of total restaurant sales.

                                                          FISCAL YEAR
                                                --------------------------------
                                                 1997        1998        1999
                                                ------      ------      ------
Restaurant sales:
   Black-eyed Pea restaurants ..............      43.4%       54.6%       56.6%
   Denny's restaurants .....................      54.9        45.2        43.4
   Other restaurants .......................       1.7         0.2          --
                                                ------      ------      ------
     Total restaurant sales ................     100.0%      100.0%      100.0%
                                                ------      ------      ------
Restaurant operating expenses:
   Food and beverage costs .................      27.4        27.4        27.1
   Payroll and payroll related costs .......      34.4        34.4        34.7
   Other operating expenses ................      27.4        28.1        28.9
   Depreciation and amortization ...........       3.1         3.0         2.5
Charge for impaired assets .................       4.7          --         8.1
                                                ------      ------      ------
     Total restaurant operating expenses ...      97.0        92.9       101.3
                                                ------      ------      ------
Restaurant operating income (loss) .........       3.0         7.1        (1.3)
Administrative expenses ....................       4.6         4.9         5.1
                                                ------      ------      ------
Operating income (loss) ....................      (1.6)        2.2        (6.4)
Interest expense, net ......................      (4.5)       (4.9)       (5.7)
Minority interest in joint ventures ........       0.2          --          --
                                                ------      ------      ------
Income (loss) before income taxes and
  extraordinary item .......................      (5.9)       (2.7)      (12.1)
Income tax provision (benefit) .............       1.1        (0.4)       (1.8)
                                                ------      ------      ------
Income (loss) before extraordinary item ....      (7.0)       (2.3)      (10.3)
Extraordinary gain (loss) ..................        --         0.5        (0.6)
                                                ------      ------      ------
Net income (loss) ..........................      (7.0)%      (1.8)%     (10.9)%
                                                ======      ======      ======

FISCAL 1999 COMPARED WITH FISCAL 1998

         RESTAURANT SALES. Restaurant sales decreased 6.8% to $238.7 million in fiscal 1999 as compared with restaurant sales of $256.0 million in fiscal 1998. This decrease was primarily attributable to the sale of 71 restaurants in March 1998.

         FOOD AND BEVERAGE COSTS. Food and beverage costs decreased to 27.1% of restaurant sales in fiscal 1999 as compared with 27.4% of restaurant sales in fiscal 1998. This decrease was attributable to (a) efforts by our Black-eyed Pea research and development and purchasing departments to renegotiate contracts and achieve cost savings through use of current food technology, and (b) lower food costs at our Denny's restaurants.

         PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.7% of restaurant sales in fiscal 1999 as compared with 34.4% of restaurant sales in fiscal 1998. This increase was attributable to higher unemployment rates and increased workers' compensation costs.

         OTHER OPERATING EXPENSES. Other operating expenses were 28.9% of restaurant sales in fiscal 1999 as compared with 28.1% of restaurant sales in fiscal 1998. The increase of $3.1 million was primarily attributable to start-up costs associated with the eight new Black-eyed Pea restaurants opened in 1999. Due to an accounting change in 1999, we now expense these costs immediately instead of amortizing them over 12 months as we did in prior years.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment and leasehold improvements, intangible assets, and pre-opening costs totaled $6.1 million, or 2.5% of restaurant sales, in fiscal 1999 as compared with $7.6 million, or 3.0% of restaurant sales, in fiscal 1998. The decrease of $1.5 million was attributable to the reclassification of assets as being held for sale. In accordance with SFAS No. 121, we ceased depreciation of the assets associated with our Denny's restaurants at the end of September 1999 after we determined to sell all of those restaurants.

         CHARGE FOR IMPAIRED ASSETS. During 1999, we recorded total charges for impaired assets of $19.3 million. These charges consisted of (a) $2.9 million related to 16 Black-eyed Pea restaurants that we closed during the year, (b) $1.5 million to reflect increased estimates of liabilities related to restaurants closed in prior periods where we determined that the cost and timing of subleasing those properties will exceed previous estimates, (c) $4.8 million related to 68 Denny's and 19 non-branded restaurants that we sold in 1997 and 1998 where we remain contingently liable for equipment leases, rents, property taxes, and other obligations on which three buyers filed for bankruptcy or failed to perform their obligations to third parties, (d) $8.9 million related to the write down of goodwill and intangible assets associated with our remaining Denny's restaurants, which we decided to sell during 1999, and (e) $1.2 million related to the write down of a Black-eyed Pea investment in a joint venture.

         RESTAURANT OPERATING INCOME (LOSS). Restaurant operating income of $18.1 million in fiscal 1998 decreased by $21.2 million to an operating loss of $3.1 million in fiscal 1999. This decrease was primarily as a result of the $19.3 million charge for impaired assets described above.

         ADMINISTRATIVE EXPENSES. Administrative expenses increased to 5.1% of restaurant sales in fiscal 1999 as compared with 4.9% of restaurant sales in fiscal 1998. This increase was primarily the result of increased legal expenses associated with EEOC claims.

         INTEREST EXPENSE-NET. Net interest expense increased to $13.5 million, or 5.7% of restaurant sales, in fiscal 1999 as compared with $12.6 million, or 4.9% of restaurant sales, in fiscal 1998. This increase was attributable to an increase in long term debt of $5.4 million and an increase in amortization of deferred financing costs of $409,000.

         INCOME TAXES. The benefit from income tax was $4.3 million in fiscal 1999 as compared with the benefit from income tax of $914,000 in fiscal 1998. The benefit from income tax in fiscal 1999 resulted from the tax benefit associated with the charge for impaired assets.

         EXTRAORDINARY LOSS. The extraordinary loss in fiscal 1999 resulted primarily from the expensing of certain deferred financing costs associated with the early payoff of certain debt obligations.

FISCAL 1998 COMPARED WITH FISCAL 1997

         RESTAURANT SALES. Restaurant sales decreased $44.6 million, or 14.8%, to $256.0 million in fiscal 1998 as compared with restaurant sales of $300.6 million in fiscal 1997. This decrease was primarily attributable to the sale of Denny's restaurants in March 1998 and an approximately $1.1 million decrease in Black-eyed Pea franchise revenue. In 1998, the Black-eyed Pea restaurants accounted for 54.6% of total sales as compared with 42.9% in fiscal 1997. We expect this percentage to continue to increase.

         FOOD AND BEVERAGE COSTS. Food and beverage costs were 27.4% of restaurant sales in each of fiscal 1998 and 1997. Food costs at our Denny's restaurants decreased from 26.6% of restaurant sales in fiscal 1997 to 26.0% in fiscal 1998, primarily due to the sale of lower volume restaurants and same store sales increases. Food costs attributable to the Black-eyed Pea restaurants decreased from 28.8% of restaurant sales in fiscal 1997 to 28.6% in fiscal 1998, as a result of lower commodity prices and improved operational controls.

         PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.4% of restaurant sales in each of fiscal 1998 and fiscal 1997. Payroll and payroll related costs at our Denny's restaurants decreased from 35.3% of restaurant sales in fiscal 1997 to 34.5% in fiscal 1998. This decrease is attributable to the sale of lower volume restaurants and same store sales increases. Payroll and payroll related costs attributable to the Black-eyed Pea restaurants increased from 32.9% of restaurant sales in fiscal 1997 to 33.8% in fiscal 1998 due principally to increased fringe benefits.

         OTHER OPERATING EXPENSES. Other operating expenses were 28.1% of restaurant sales in fiscal 1998 as compared with 27.4% of restaurant sales in fiscal 1997. This increase was attributable to (a) an increase in occupancy costs as a percentage of restaurant sales associated with our remaining Denny's restaurants subsequent to the sale of restaurants in March 1998, and (b) an increase in costs associated with Denny's promotional items, offset by (c) a decrease in utility costs.

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

         INTEREST EXPENSE-NET. Net interest expense decreased $1.1 million to $12.6 million in fiscal 1998 from $13.7 million in fiscal 1997. Expressed as a percentage of restaurant sales, interest expense increased from 4.5% in fiscal 1997 to 4.9% in fiscal 1998. This increase is the result of reduced restaurant sales in fiscal 1998.

         INCOME TAXES. The income tax benefit was $0.9 million for fiscal 1998 as compared with an income tax provision of $3.3 million in fiscal 1997. This change was the result of a non-deductible expense associated with the charge for impaired assets in fiscal 1997 as compared with the tax benefit associated with the net loss in fiscal 1998.

         EXTRAORDINARY GAIN. The extraordinary gain in fiscal 1998 resulted from the discount associated with the repayment of a promissory note in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In order to provide us with the flexibility to

          * refinance certain debt obligations to better match operating cash flows with debt amortization,

          *    improve our portfolio of operating restaurants, and

          *    position our company for growth,

we have pursued a strategy to repay our senior debt obligations. During 1999, we reduced our total liabilities from $137.8 million to $127.6 million. Included in this $10.2 million reduction was a decrease in long-term debt obligations, including current portion, of $12.7 million. This decrease in indebtedness was primarily attributable to the reclassification of $17.9 million of capital leases to assets held for sale. The following paragraphs describe certain transactions we completed in fiscal 1999 that affect our liquidity and capital resources.

         On June 30, 1999, we consummated a $20.1 million financing agreement with CNL APF Partners, LP whereby CNL purchased the remaining outstanding indebtedness under our existing senior credit facility and advanced an additional $5.4 million to us. As a result of our decision to sell our remaining Denny's restaurants, we and CNL have agreed to modify the financing agreement. In August 1999, this debt was modified to be interest only through January 31, 2000. As of December 29, 1999, we were in compliance with the terms and conditions of our various debt agreements. As of January 31, 2000, the entire principal balance was due. As no principal payments have been made we are currently in default on the note. We are currently negotiating with CNL to modify the payment terms of the note. We cannot provide assurance, however, that we and CNL will agree to an extension or other revisions of the payment terms of the note that will be acceptable to us.

         In conjunction with the aforementioned transaction, we entered into an agreement with Denny's, Inc. whereby approximately $2.6 million of royalty and advertising obligations were converted into notes payable. Approximately $800,000 of these notes payable were satisfied through the cancellation of a Denny's development rights agreement and the transfer or assignment of three restaurant leasehold properties from our company to Denny's, Inc. The remaining note payable of $1.8 million bears interest at 11%, is due in November 2000, and is secured by the leasehold interests and equipment in four Denny's restaurants. The consideration we received in connection with these transactions approximated our carrying value. We anticipate that the $1.8 million note will be paid upon the sale of the Denny's restaurants.

         In connection with the CNL transaction described above, as of June 30, 1999, we wrote off approximately $2.0 million of deferred financing costs. We have included the $2.0 million before-tax amount as an extraordinary item in the accompanying financial statements.

         In October 1999, we retained CNL Advisory Services to act as our agent in the disposition of our remaining 97 Denny's restaurants. We intend to use the proceeds from the sale of these restaurants to reduce our outstanding debt and for other corporate purposes. We believe that these steps will better position our company for profitability and enhanced shareholder value. We cannot provide assurance, however, that we will be able to sell our remaining Denny's restaurants, restructure our debt, and improve the performance of our Black-eyed Pea restaurants so as to achieve profitability in the future. In addition, the report by our independent auditors on our financial statements for the year ended December 29, 1999, states that the uncertainty relating to our continuing losses, our shareholders' deficit, the sale of our Denny's restaurants, and/or our ability to refinance our debt raises substantial doubt about our ability to continue as a going concern.

         We, and the restaurant industry generally, operate principally on a cash basis with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, we operate with a working capital deficit. Our working capital deficit was $44.8 million at December 30, 1998 and $4.1 million at December 29, 1999. We expect that we will operate with a working capital deficit in the future.

         Historically, we have satisfied our capital requirements through credit facilities and sale-leaseback financings. We currently require capital principally for the development of new restaurants and maintenance expenditures on existing restaurants. Expenditures for property and equipment totaled approximately $8.1 million for fiscal 1997, $2.9 million for fiscal 1998, and $4.7 million for fiscal 1999. We intend to pursue opportunities to develop additional Black-eyed Pea restaurants as we identify favorable locations and acceptable sources of financing for new restaurants. The following paragraphs describe our cash flow activities during fiscal 1999.

         Net cash from operating activities increased from $1.4 million used in fiscal 1998 to $762,000 provided by operations in fiscal 1999. Net cash provided by operating activities in 1999 included an increase of accounts payable and accrued liabilities of $2.2 million in fiscal 1999. This increase was primarily attributable to certain liabilities associated with restaurants sold or closed.

         Net cash from investing activities decreased from $22.6 million provided in fiscal 1998 to $4.3 million used in fiscal 1999. In fiscal 1999, we opened eight new Black-eyed Pea restaurants. In 1998, we had proceeds of $26.0 million from the sale of assets, primarily the sale of 71 restaurants in March 1998.

         Net cash from financing activities changed from $20.2 million used by financing activities in fiscal 1998 to $2.7 million provided by financing activities in fiscal 1999. In fiscal 1998, we used the majority of the proceeds from sale of assets to reduce our long term debt obligations. In fiscal 1999, we used construction lease financing to build eight new Black-eyed Pea restaurants.

         In March 1998, we sold 63 Denny's restaurants and eight non-branded restaurants to Olajuwon Holdings, Inc. ("OHI"). The restaurants were subleased under a master sublease agreement (the "Sublease Agreement"). Subsequent to the consummation of the transaction, OHI defaulted on its obligations under the Sublease Agreement. As a result of the default, we took legal action to protect our interest in the underlying leased properties. On January 7, 2000, OHI filed for protection under Chapter 11 of the bankruptcy code. In February 2000, we and OHI entered into a mediated settlement agreement. Under the terms of the settlement agreement, the Sublease Agreement has been amended to reduce the number of restaurants subject to the Sublease Agreement by 22. All right, title and interest to the 22 subleases and associated property will be transferred to us. We will have sole responsibility to negotiate the termination or the continuation of the 22 subleases. OHI and its lender will place $1.5 million in escrow to be released to us upon termination of the 22 subleases. As a result of the settlement, we recorded an allowance against the entire $1.8 million note receivable from OHI.

SEASONALITY

         Our operating results fluctuate from quarter to quarter as a result of the seasonal nature of the restaurant industry and other factors. Our restaurant sales are generally greater in the second and third fiscal quarters (April through September) than in the first and fourth fiscal quarters (October through March). Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. Our working capital requirements also fluctuate seasonally, with our greatest needs occurring during our first and fourth quarters.

INFLATION

         We do not believe that inflation has had a material effect on operating results in past years. Although increases in labor, food, or other operating costs could adversely affect our operations, we generally have been able to modify our operating procedures or to increase prices to offset increases in our operating costs.

YEAR 2000 COMPLIANCE

         Prior to January 1, 2000, we engaged an outside consulting firm to address our internal Year 2000 issues and to convert or upgrade our internal accounting system and restaurant-level point-of-sale and accounting systems to ensure Year 2000 compliance. As of the filing date of this Report, we have not experienced and are not aware of any material disruption to our operations as a result of any failure of any of our systems to function properly as of January 1, 2000. We also have not experienced any Year 2000 failures related to any of our third-party vendors. To date we have not received any notification from any of our key vendors of any year 2000 problems or disruptions. Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not in the future identify equipment or systems that are not Year 2000 compliant.

NEW ACCOUNTING STANDARDS

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, or SOP 98-5, "Reporting on the Costs of Start-up Activities." We elected early adoption of SOP 98-5 in fiscal 1998 and now expense as incurred all pre-opening costs. The effect of this change did not have a material impact on our financial statements.

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities. This standard, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including those imbedded in other contracts, and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. We have not completed the process of evaluating the impact that will result from adopting SFAS No. 133. We are therefore unable to disclose the impact that adopting SFAS No. 133 will have on our financial position and results of operations when such statement is adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 29, 1999, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk and we do not engage in currency speculation or use derivative instruments to hedge against known or forecasted market exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this report, which financial statements, report, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to each of our directors and executive officers.

        NAME              AGE                 POSITION
        ----              ---                 --------
Jack M. Lloyd..........   50   Chairman of the Board and Chief Executive Officer

William G. Cox.........   51   President, Chief Operating Officer, and Director

William J. Howard......   55   Executive Vice President, Secretary, and Director

Robert J. Gentz........   50   Executive Vice President and Director

Brian S. McAlpine......   38   Acting Chief Financial Officer

Fred W. Martin.........   69   Director

Robert H. Manschot.....   56   Director

         JACK M. LLOYD has served as our Chairman of the Board since July 9, 1996 and as Chief Executive Officer and a director of our company since March 29, 1996. Mr. Lloyd served as our President from March 1996 until October 1999. Mr. Lloyd served as Chairman of the Board and Chief Executive Officer of DRC from 1987 until March 1996 and served as President of DRC from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as President of First Federated Investment Corporation during the early and mid-1980s. Mr. Lloyd also currently serves as a director of Action Performance Companies, Inc. and Star Buffet, Inc., which are publicly held companies.

         WILLIAM G. COX has served as our Chief Operating Officer and a director of our company since March 29, 1996 and as our President since October 1999. Mr. Cox served as Vice President - Operations for Denny's, Inc. from June 1993 until November 1995, with responsibility for approximately 590 company-owned and franchised Denny's restaurants located throughout the United States. Mr. Cox served as a Senior Vice President of Flagstar and as Chief Operating Officer of Flagstar's "Quincy's" restaurant chain from May 1992 to June 1993. Mr. Cox served as Vice President of Eastern Operations of Denny's, Inc. from March 1991 to May 1992 and as a Regional Manager and Division Leader for Denny's, Inc. from 1981 to March 1991. Mr. Cox joined Denny's, Inc. as a Manager-in-Training in September 1977 and had advanced to the position of Regional Manager by 1981.

         WILLIAM J. HOWARD has served as Executive Vice President of our company since July 9, 1996 and as Secretary and a director of our company since March 29, 1996. Mr. Howard served as a Vice President of our company from March 29, 1996 until July 9, 1996. Mr. Howard served as President of DRC from November 1994 until March 1996 and as a director of DRC from 1990 until March 1996. Mr. Howard served as Vice President of DRC from 1990 until November 1994 and as Chief Financial Officer of DRC from 1990 until August 1994. Prior to joining DRC, Mr. Howard held numerous senior management positions with Citicorp and Citibank, including Senior Vice President and Senior Credit Officer with Citicorp Mortgage, Inc.

         ROBERT J. GENTZ has served as our Executive Vice President since January 1997 and as a director of our company since October 1999. Prior to joining our company, Mr. Gentz spent nine years as Executive Vice President for CNL Group, Inc., a diversified investment company that specializes in providing financing to the restaurant industry. Mr. Gentz also served as Director of Development for Wendy's International, Inc. from 1982 through 1987, where he was responsible for company-owned and franchised restaurants in various regions.

         BRIAN S. MCALPINE has served as our Acting Chief Financial Officer since October 1999. Mr. McAlpine served as Vice President - Finance of our company from October 1997 to October 1999, and as our Director of Planning from July 1996 until October 1997. Mr. McAlpine served as Manager of Planning for Denny's, Inc. from April 1993 to July 1996 and as Senior Financial Analyst from June 1991 to April 1993.

         FRED W. MARTIN has served as a director of our company since March 29, 1996. Mr. Martin served as a director of DRC from November 1994 until March 1996. Mr. Martin served as Western Regional Director of Franchise Development with Denny's, Inc. from 1985 to 1994, during which time he approved and developed 400 franchise and company locations for Denny's, Inc. throughout the western United States. Mr. Martin served as Western Real Estate Representative with Denny's, Inc. from 1979 until 1985.

         ROBERT H. MANSCHOT has served as a director of our company since January 1999. Mr. Manschot currently serves as the Managing Director and Chairman of Manschot Investment Group L.L.C., an investment fund that is in the business of identifying and investing in companies that have significant potential for growth; as Chairman of Silicon Entertainment, Inc., which develops entertainment centers that employ interactive virtual-reality technology for simulated stock car racing; as Chairman and Chief Executive Officer of Seceurop Security Services and GeldNet, which are privately held emergency services companies operating in Europe; as Chairman of RHEM International Enterprises, Inc., which engages in business consulting services and venture capital activities; and as Chairman of Motorsports Promotions, Inc. Mr. Manschot served as President and Chief Executive Officer of Rural/Metro Corporation, a publicly held provider of ambulance and fire protection services, from October 1988 until March 1995. Mr. Manschot joined Rural/Metro in October 1987 as Executive Vice President, Chief Operating Officer, and a member of its Board of Directors. Mr. Manschot was with the Hay Group, an international consulting firm, from 1978 until October 1987, serving as Vice President and a partner from 1984, where he led strategic consulting practices in Europe, Asia, and the western United States. Prior to joining the Hay Group, Mr. Manschot spent 10 years with several leading international hotel chains in senior operating positions in Europe, the Middle East, Africa, and the United States. Mr. Manschot currently serves as a director of Action Performance Companies, Inc., a publicly traded company, and as a director of Thomas Pride Development, Inc., First Wave, Inc., TouchScape Corporation, WAM Interactive UK, and Sports Southwest, Inc., all of which are privately held companies.

         All of our directors hold office until our next annual meeting of shareholders or the election and qualification of their successors. The former shareholders of DRC collectively own a sufficient number of shares of our common stock to elect all of the members of our Board of Directors. There is no agreement or understanding between us and any of the persons who constitute our Board of Directors as to their serving on our Board of Directors in the future.

         Our Board of Directors maintains an Audit Committee, a Compensation Committee, a 1992 Stock Option Plan Committee, and a 1995 Directors' Stock Option Plan Committee. During fiscal 1999, Messrs. Martin and Manschot constituted the Audit Committee, the Compensation Committee, and the 1992 Stock Option Plan Committee; and Messrs. Lloyd and Howard constituted the 1995 Directors' Stock Option Plan Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers, and greater than 10 percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 29, 1999, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Brian S. McAlpine filed a late Form 5 to report his beneficial ownership of our securities as of the date that he became subject to the reporting requirements of Section 16.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation of our Chief Executive Officer and each of the four other most highly compensated executive officers whose cash salary and bonuses exceeded $100,000 during the fiscal year ended December 29, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                    ------------
                                                                       AWARDS
                                                                    ------------
                                           ANNUAL COMPENSATION       SECURITIES
                                 FISCAL   ----------------------     UNDERLYING
NAME AND PRINCIPAL POSITION       YEAR    SALARY$(1)    BONUS($)      OPTIONS(#)
---------------------------       ----    ----------    --------    ------------
Jack M. Lloyd, Chairman of the    1999    $520,000      $    --             --
Board and Chief Executive         1998     520,000           --             --
Officer                           1997     520,000           --             --

William G. Cox, President and     1999    $220,000      $    --             --
Chief Operating Officer           1998     220,000       50,000             --
                                  1997     220,000           --             --

William J. Howard, Executive      1999    $260,000      $    --             --
Vice President and Secretary      1998     260,000           --             --
                                  1997     260,000           --             --

Robert J. Gentz, Executive        1999    $175,000      $    --             --
Vice President                    1998     175,000       50,000             --
                                  1997     166,027(3)        --        100,000

Todd S. Brown, Senior Vice        1999    $145,384      $    --             --
President, Chief Financial        1998     160,000       50,000             --
Officer, and Treasurer(2)         1997     127,372           --             --

----------
(1) Each of officers listed received certain perquisites, the value of which did not exceed 10% of their salary during fiscal 1999.

(2) Mr. Brown resigned as an executive officer and director of our company in October 1999.

(3) Represents amounts accrued or paid beginning on January 6, 1997, the date of Mr. Gentz's employment with the Company.

OPTION GRANTS

         We did not grant any stock options to the officers listed during the fiscal year ended December 29, 1999.

OPTION HOLDINGS

         The following table sets forth information concerning the number and value of all options held at December 29, 1999, by the officers listed. None of the officers listed exercised any options during fiscal 1999.

                             YEAR-END OPTION VALUES

                           NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                          UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                        OPTIONS AT FISCAL YEAR-END    AT FISCAL YEAR-END ($)(1)
                       ---------------------------    --------------------------
      NAME             EXERCISABLE   UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
      ----             -----------   -------------    -----------  -------------
Jack M. Lloyd..........       --            --             N/A           N/A
William G. Cox.........  240,000        60,000            $  0          $  0
William J. Howard......       --            --              --            --
Robert J. Gentz........  100,000            --            $  0          $  0
Todd S. Brown(2).......       --            --             N/A           N/A

----------
(1) The exercise prices of all options held by the officers listed were greater than the closing price of our common stock of $0.50 per share on December 29, 1999.

(2) Options held by Mr. Brown expired pursuant to their terms following his resignation as an officer and director of our company.

401(k) PLAN

         In April 1998, we established a defined contribution plan, or 401(k) Plan, that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer from 1% to 15% of their pre-tax compensation, subject to the maximum dollar amount allowed under the Internal Revenue Code. In addition, the 401(k) Plan provides that we may make discretionary contributions to participating employees in such amounts as may be determined by our Board of Directors. Highly compensated employees of our company, including executive officers, are not eligible to participate in the 401(k) Plan.

EMPLOYMENT AGREEMENTS

GENERAL

         We currently are a party to employment agreements with William G. Cox and Robert J. Gentz. In addition to the provisions of the individual employment agreements as described below, the employment agreements generally require us to

          * provide each person with certain medical and life insurance benefits;

          * reimburse them for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with our business and their duties under their respective employment agreements; and

          * provide such other fringe benefits that we make generally available to all of our employees on a non-discriminatory basis.

The employment agreements with Messrs. Cox and Gentz require us to provide each such officer with an automobile for use in connection with our business. In addition, in the event of a "change of control" of our company, as defined in employment agreements, we will be required to pay each of Messrs. Cox and Gentz a lump sum equal to their respective fixed salaries for the greater of one year or the balance of the then-current term of employment under the applicable agreement, and all of Messrs. Cox's and Gentz's unvested stock options, if any, will immediately vest and become exercisable in full. The agreements also contain provisions that prohibit the respective officer from

          *    competing with us,

          * taking certain actions intended to solicit other persons to terminate their business relationship with us or to terminate his or her employment relationship with us, and

          * making unauthorized use or disclosure of our trade names, fictitious names, or confidential information.

WILLIAM G. COX

         In December 1995, we entered into an employment  agreement with William
G. Cox, which became effective upon consummation of the merger of AFR and DRC. Effective January 1, 1998, we amended the original employment agreement with Mr. Cox. Pursuant to his agreement with us, Mr. Cox serves as our Chief Operating Officer at a base salary of $220,000 per year. The agreement also provides that Mr. Cox will be eligible to receive an annual bonus of up to 50% of his annual base salary pursuant to a bonus pool plan to be established by and administered in the sole discretion of our company. Pursuant to the agreement, we granted to Mr. Cox options to purchase 300,000 shares of our common stock. Mr. Cox's agreement, as amended, continues until December 31, 2000 and will renew automatically from year to year thereafter, unless and until either party terminates by giving the other party written notice not less than 60 days prior to the end of the then-current term. We may terminate the agreement only for cause, as defined in the agreement.

ROBERT J. GENTZ

         In January 1997, we entered into an employment agreement with Robert J. Gentz pursuant to which Mr. Gentz serves as our Executive Vice President. The employment agreement provides for a base salary of $175,000 per year. In addition, the agreement provides that Mr. Gentz will be eligible to receive an annual bonus of up to $50,000 per year based upon standards to be agreed upon between Mr. Gentz and us. Pursuant to the agreement, we reimbursed Mr. Gentz for certain relocation expenses and granted to Mr. Gentz options to purchase 100,000 shares of our common stock. Mr. Gentz' agreement expires in January 2001, subject to extension for additional one-year periods under mutually agreeable terms and conditions.

STOCK OPTION PLANS

1996 STOCK OPTION PLAN

         On December 10, 1996, our Board of Directors adopted our 1996 Stock Option Plan. Our shareholders approved the 1996 Plan on June 26, 1997. A total of 500,000 shares of our common stock have been reserved for issuance under the 1996 Plan. The 1996 Plan is intended to promote the interests of our company by encouraging key persons associated with our company to acquire, or otherwise increase, their proprietary interest in our company and an increased personal interest in our continued success and progress. The 1996 Plan provides for

          *    the grant of options to acquire our common stock,

          *    the direct grant of awards of common stock,

          *    the grant of stock appreciation rights, or SARs, and

          *    the grant of other cash awards.

       If any option or SAR terminates or expires without having been exercised in full, stock not issued under such option or SAR will again be available for the purposes of the 1996 Plan. The 1996 Plan is intended to comply with Rule 16b-3 as promulgated under the Exchange Act with respect to persons subject to
Section 16 of the Exchange Act. As of March 29, 2000, there were outstanding options to acquire 20,000 shares of common stock under the 1996 Plan. The 1996 Plan will remain in effect until December 9, 2006.

         Options and awards may be granted pursuant to the 1996 Plan only to persons who at the time of grant are either

          * key personnel (including officers and directors) of our company, or

          * consultants or independent contractors who provide valuable services to our company.

Options granted pursuant to the 1996 Plan may be incentive stock options or non-qualified stock options. Options that are incentive stock options may be granted only to our key personnel who are also employees of our company. To the extent that granted options are incentive stock options, the terms and
conditions  of  those  options  must  be  consistent   with  the   qualification
requirements set forth in the Internal Revenue Code. The maximum number of shares of stock with respect to which options or awards may be granted to any employee during the term of the 1996 Plan may not exceed 50 percent of the shares of common stock covered by the 1996 Plan.

         The exercise price of any option intended to be an incentive stock option may not be less than 100 percent of the fair market value of our common stock at the time of the grant (110 percent if the option is granted to a person who at the time the option is granted owns stock possessing more than 10 percent of the total combined voting power of all classes of our stock). Options may be granted for terms of up to 10 years and will vest and become exercisable in whole or in one or more installments as may be determined at the time the options are granted. To exercise an option, the optionholder will be required to deliver to our company full payment of the exercise price for the shares as to which the option is being exercised. Generally, options can be exercised by delivery of cash, check, or shares of our common stock.

         SARs will entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of common stock from the price on the date the SAR was granted or became effective to the market value of the common stock on the date the SARs are exercised or surrendered. Stock awards will entitle the recipient to receive shares of our common stock directly. Cash awards will entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of the common stock or other securities of our company. The plan administrators may determine such other terms, conditions, or limitations, if any, on any awards granted pursuant to the 1996 Plan.

AMENDED AND RESTATED 1992 STOCK OPTION PLAN

         A total of 1,000,000 shares of our common stock have been reserved for issuance under our Amended and Restated 1992 Stock Option Plan. The 1992 Plan limits the persons eligible to receive options to directors, consultants, and key employees, including officers, of our company or a subsidiary of our company and "key persons" who are not employees but have provided valuable services, have incurred financial risk on behalf of our company, or have extended credit to our company or our subsidiaries. The 1992 Plan provides that options granted to employees may be incentive stock options or non-qualified options pursuant to the Internal Revenue Code. Key persons who are not employees are eligible to receive only non-qualified options. The 1992 Plan is intended to comply with Rule 16b-3 as promulgated under the Exchange Act with respect to persons subject to Section 16 of the Exchange Act. As of March 29, 2000, we have issued 217,833 shares of common stock and there were outstanding options to acquire a total of 501,500 shares of common stock under the 1992 Plan. An aggregate of 280,667 shares of common stock remains available for option grants under the 1992 Plan. The 1992 Plan terminates on April 1, 2002.

         Incentive stock options may not have an exercise price less than the fair market value of our common stock on the grant date, except that, in the case of an incentive stock option granted to any participant who owns more than 10% of our outstanding voting shares, the exercise price must be at least 110% of the fair market value of our common stock on the date of grant and the term of the option may be no longer than five years. Options that are not incentive stock options may not have an exercise price less than the greater of the minimum price required by applicable state law, by our Articles of Incorporation, or the par value of our common stock. Options generally may be exercised by delivery of any combination of cash, shares of our common stock, or by delivering to us a promissory note upon such terms and conditions as our Board of Directors may determine.

1995 DIRECTORS STOCK OPTION PLAN

         A total of 300,000 shares of common stock have been reserved for issuance under our 1995 Directors Stock Option Plan. The purpose of the 1995 Plan is to promote the interests of our company and our shareholders by strengthening our ability to attract and retain the services of experienced and knowledgeable non-employee directors and by encouraging such directors to acquire an increased proprietary interest in our company. As of March 31, 1999, there were outstanding options to acquire a total of 43,068 shares of common stock under the 1995 Plan. The 1995 Plan terminates on January 16, 2005.

         Options to purchase 10,000 shares of common stock are automatically granted to each of our non-employee directors on the date of his or her initial election to our Board of Directors or re-election at an annual meeting of our shareholders. Directors who are first elected or appointed to our Board of Directors on a date other than an annual meeting date are automatically granted options to purchase the number of shares of common stock equal to the product of 10,000 multiplied by a fraction, the numerator of which is the number of days during the period beginning on such grant date and ending on the date of the next annual meeting, and the denominator of which is 365. If no meeting is scheduled at a time a director is first elected or appointed to our Board of Directors, the date of the next annual meeting is deemed to be the 120th day of the fiscal year next following the interim grant date. The exercise price of each option is the fair market value of our common stock on the business day preceding the date of grant, and the term of each option may not exceed ten years. One-half of the options granted vest and become exercisable after the first year of continuous service as a director following the automatic grant date, and the remainder vest and become exercisable after two years of continuous service on our Board of Directors.

DIRECTOR COMPENSATION

         Employees of our company do not receive compensation for serving as members of our Board of Directors. Non-employee members of our Board of Directors receive cash compensation in the amount of $10,000 per annum. Non-employee directors receive automatic grants of stock options under the 1995 Directors Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Fred W. Martin and Robert H. Manschot served as members of the Compensation Committee of our Board of Directors during fiscal 1999. None of such individuals had any contractual or other relationships with us during fiscal 1999 except as directors.

INDEMNIFICATION AND LIMITATION OF PERSONAL LIABILITY OF DIRECTORS

         Our Bylaws require us to indemnify our directors and officers against liabilities that they may incur while serving in such capacities, to the full extent permitted and in the manner required by the Georgia Business Corporation Code, or GBCC. Pursuant to these provisions, we will indemnify our directors and officers against any losses incurred in connection with any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director or officer of our company or served with another corporation, partnership, joint venture, trust or other enterprise at our request. In addition, we will advance expenses incurred in defending any such action, suit, or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such advances if it is ultimately determined that he or she is not entitled to indemnification by us. We have entered into indemnification agreements with certain of our directors and executive officers pursuant to the foregoing provisions of our Bylaws.

         As permitted by the GBCC, our Articles of Incorporation contain provisions that eliminate the personal liability of directors for monetary damages to our company or our shareholders for breach of their fiduciary duties as directors. In accordance with the GBCC, these provisions do not limit the liability of a director for

          * any appropriation of a business opportunity of our company in violation of the director's duty,

          * acts or omissions that involve intentional misconduct or a knowing violation of law,

          * any dividend payment, stock repurchase, stock redemption or distribution in liquidation that is prohibited under Georgia law, or

          * any merger from which the director derived an improper personal benefit.

These provisions do not limit or eliminate our rights or the rights of any shareholder to seek an injunction or any other non-monetary relief in the event of a breach of a director's fiduciary duty. In addition, these provisions apply only to claims against a director arising out of his or her role as a director and do not relieve a director from liability for violations of statutory law, such as certain liabilities imposed on a director under the federal securities laws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the shares of the our common stock beneficially owned as of March 31, 2000 by each of our directors and executive officers, all directors and executive officers of our company as a group, and each person known by us to be the beneficial owner of 5% or more of the our common stock.

                                                      NUMBER         PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL HOLDER(1)           OF SHARES(2)     OWNERSHIP(2)
----------------------------------------           ------------     ------------

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
Jack M. Lloyd                                      3,469,727(3)         25.2%
William G. Cox                                       301,000(4)          2.2%
William J. Howard                                  1,700,363(5)         12.5%
Robert J. Gentz                                      100,000(6)           *
Brian S. McAlpine                                      3,500(7)           *
Fred W. Martin                                        37,000(8)           *
Robert H. Manschot                                    11,534(9)           *
All directors and executive officers as a
  group (seven persons)                            5,623,124            39.1%

NON-MANAGEMENT 5% SHAREHOLDER
-----------------------------
BancBoston Ventures, Inc.(10)                      2,124,352            15.8%

----------
*    Less than 1.0% of the outstanding shares of common stock.

(1) Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him, subject to applicable community property law. Except as otherwise indicated, each of such persons may be reached through us at 7373
     N. Scottsdale Road, Suite D-120, Scottsdale, Arizona 85253.
(2) The numbers and percentages shown include the shares of common stock actually owned as of March 31, 2000 and the shares of common stock which the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock which the identified person or group had the right to acquire within 60 days of March 31, 1999 upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(3) Represents 3,176,504 shares of common stock and 293,223 shares issuable upon exercise of Series B warrants.
(4) Represents 1,000 shares of common stock and 300,000 shares of common stock issuable upon the exercise of vested options.

(5) Represents 1,553,752 shares of common stock and 146,611 shares issuable upon exercise of Series B warrants.
(6) Represents 100,000 shares of common stock issuable upon exercise of vested options.
(7) Represents 500 shares of common stock and 3,000 shares issuable upon the exercise of vested options.
(8) Represents 7,000 shares of common stock held by Mr. Martin and his spouse and 30,000 shares issuable upon the exercise of vested options.
(9) Represents 11,534 shares of common stock issuable upon the exercise of vested options.
(10) BancBoston Ventures, Inc. is a subsidiary of Fleet Boston Corporation, which may be deemed to be the beneficial owner of such shares. The address of BancBoston Ventures, Inc. and Fleet Boston Corporation are 100 Federal Street, Boston, Massachusetts 02110.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the financing of our acquisition of BEP, LH Leasing Company, Inc., a corporation owned by Jack M. Lloyd and William J. Howard, purchased from us for cash in the amount of $14.25 million the equipment located at 62 Black-eyed Pea restaurants leased by BEP, our wholly owned subsidiary, or Texas BEP, L.P., a limited partnership in which BEP is the general partner and in which a wholly owned subsidiary of BEP is the limited partner. Concurrently with the sale of the equipment to LH Leasing, LH Leasing leased the equipment to us and we subleased the equipment to BEP or Texas BEP. The equipment lease has a term of five years and grants us an option to purchase the equipment at its fair market value upon the expiration of the lease. The terms of the subleases between us and each of BEP and Texas BEP are consistent with the terms set forth in the equipment lease between us and LH Leasing. Messrs. Lloyd and Howard formed LH Leasing as an accommodation to us to enable our company to satisfy the requirements of our senior lenders. Messrs. Lloyd and Howard received no material compensation for the transactions involving us and LH Leasing.

         In order to finance its sale and lease transaction with us, LH Leasing borrowed cash in the amount of $14.25 million from Franchise Finance Corporation of America, or FFCA. Messrs. Lloyd and Howard jointly and severally guaranteed the repayment of the loan. In addition, Messrs. Lloyd and Howard pledged their stock in LH Leasing to FFCA as additional collateral for the loan.

         In addition to the loan from FFCA to LH Leasing as described above, Jack M. Lloyd and William J. Howard each have personally guaranteed certain of our indebtedness and other obligations under leases and franchise agreements.

         Jack M. Lloyd holds $11,196,000 in principal amount of our Series B notes, and William J. Howard holds $5,598,000 in principal amount of our Series B notes. Mr. Lloyd and Mr. Howard have deferred interest due on the Series B notes as of each of September 30, 1997, March 31, 1998, September 30, 1998, March 31, 1999, and September 30, 1999. As of December 29, 1999, we were in technical default of certain financial covenants in the Series B notes, owed Mr. Lloyd deferred interest totaling approximately $4,556,672, and owed Mr. Howard deferred interest totaling approximately $2,321,012.

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

(b)  REPORTS ON FORM 8-K.

     Not applicable.

(c)  EXHIBITS - INDEX OF EXHIBITS

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
-----------                        ----------------------
   3.1 Articles of Restatement of the Articles of Incorporation of American Family Restaurants, Inc. and Articles of Amendment thereto.(1)
   3.1A Articles of Amendment to the Articles of Incorporation of DenAmerica Corp., as filed on July 2, 1997.(2)
   3.2          Amended  and  Restated  Bylaws of American  Family  Restaurants,
                Inc.(3)
   3.3 Certificate of Merger of Denwest Restaurant Corp. into American Family Restaurants, Inc.(4)
   4.2 Form of Indenture between DenAmerica Corp. and State Street Bank and Trust Company, as trustee, relating to the Series B Notes (including the Form of Series B Note).(4)
   4.4          Form of Series B Common Stock Purchase Warrant.(5)
   4.5 Common Stock Purchase Warrant dated March 29, 1996, issued to Banque Paribas.(4)
   4.6          Supplemental Indenture (Series B Notes) between DenAmerica Corp.
                and State Street Bank and Trust Company, as trustee(6)
   4.8 Common Stock Purchase Warrant dated July 3, 1996, issued to Banque Paribas(6)
   10.1         American Family Restaurants, Inc. 1992 Stock Option Plan.(1)
   10.1A American Family Restaurants, Inc. Amended and Restated 1992 Stock Option Plan.(1)
   10.2         American  Family   Restaurants,   Inc.  Directors  Stock  Option
                Plan.(1)
   10.60 Form of Franchise Agreement between American Family Restaurants, Inc. and Denny's, Inc.(1)
   10.60A Letter Agreement between American Family Restaurants, Inc. and Denny's, Inc., dated September 13, 1994, regarding change of control provisions.(1)
   10.60B Letter Agreement between American Family Restaurants, Inc. and Denny's, Inc., dated September 13, 1994, regarding non-compete provisions.(1)
   10.60A       Schedule of  franchise  agreements  substantially  identical  to
                Exhibit 10.60.(1)
   10.73 Employment Agreement dated December 8, 1995 between American Family Restaurants, Inc. and William G. Cox.(5)
   10.73A Amendment Agreement dated as of January 1, 1998, between DenAmerica Corp. and William G. Cox, amending the Employment Agreement dated December 8, 1995, between American Family Restaurants, Inc. and William G. Cox.(7)
   10.78 Amendment to American Family Restaurants, Inc. Amended and Restated 1992 Stock Option Plan.(5)
   10.79 Letter Agreement, dated December 20, 1995, from American Family Restaurants, Inc. to Denny's, Inc. and Denwest Restaurant Corp.(5)
   10.80 Form of Registration Rights Agreement to be entered into between American Family Restaurants, Inc. and certain of the existing shareholders of Denwest Restaurant Corp.(5)

   10.90 Intercreditor Agreement among DenAmerica Corp., certain holders of DenAmerica's Series B Notes, and State Street Bank and Trust Company.(4)
   10.95 Stock Option Agreement dated March 29, 1996, between DenAmerica Corp. and William G. Cox.(4)
   10.98 Intercreditor Agreement among DenAmerica Corp., certain holders of DenAmerica's Series B Notes, and State Street Bank and Trust Company.(6)
   10.99 Sale and Lease Agreement dated July 3, 1996, among FFCA Acquisition Corporation, Black-eyed Pea U.S.A., Inc., and Texas BEP, L.P.(6)
   10.100 Form of Lease dated July 3, 1996, between FFCA Acquisition Corp. and DenAmerica Corp.(6)
   10.101 Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Black-eyed Pea U.S.A., Inc.(6)
   10.102 Form of Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(6)
   10.103 Equipment Purchase Agreement and Bill of Sale dated July 3, 1996, between LH Leasing Company, Inc. and Black-eyed Pea U.S.A., Inc.(6)
   10.104 Equipment Purchase Agreement and Bill of Sale dated July 3, 1996, between LH Leasing Company, Inc. and Texas BEP, L.P.(6)
   10.105 Equipment Lease dated July 3, 1996, between LH Leasing Company, Inc. and DenAmerica Corp.(6)
   10.106 Equipment Sublease dated July 3, 1996, between DenAmerica Corp. and Black-eyed Pea, U.S.A., Inc.(6)
   10.107 Equipment Sublease dated July 3, 1996, between DenAmerica Corp. and Texas BEP, L.P.(6)
   10.110       DenAmerica Corp. 1996 Stock Option Plan.(8)
   10.111 Loan and Security Agreement dated as of September 30, 1997 by and among DenAmerica Corp., CNL Growth Corp., Midsouth Foods I, Ltd., and Midsouth Foods II, Ltd.(2)
   10.112 5-Year 5% Convertible Redeemable Debenture dated September 30, 1997 in the principal amount of $4,400,000.(2)
   10.113 Subordinated Promissory Note dated September 30, 1997 in the principal amount of $7,700,000.(2)
   10.114 Registration Rights Agreement dated as of September 30, 1997 between DenAmerica Corp., and CNL Growth Corp.(2)
   10.115 Agreement dated as of September 30, 1997 by and among DenAmerica Corp., Beck Holdings, Inc. and Unigate Holdings, NV.(2)
   10.116 Asset Purchase Agreement dated January 27, 1998, among DenAmerica Corp., Olajuwon Holdings, Inc., and Akinola Olajuwon.(9)
   10.117 First Amendment to Asset Purchase Agreement dated March 16, 1998 between DenAmerica Corp., Olajuwon Holdings, Inc., and Akinola Olajuwon.(9)
   10.118 Promissory Note dated March 25, 1998, from Olajuwon Holdings, Inc. to DenAmerica Corp. in the principal amount of $1,800,000.(9)
   10.119 Negative Working Capital Note dated March 25, 1998, from Olajuwon Holdings, Inc. to DenAmerica Corp. in the principal amount of $1,700,000.(9)
   10.121 Commitment Letter dated April 13, 1999, from CNL Fund Advisors, Inc. to DenAmerica Corp. regarding $3,000,000 of new equipment financing and modification and consolidation with $15,400,000 existing equipment financing.(10)
   10.122 Commitment Letter dated April 13, 1999 from CNL Financial Services, Inc. to DenAmerica Corp. regarding total cumulative loan not to exceed $17,100,000.(10)
   12.1         DenAmerica Corp. Ratio of Income to Fixed Charges.
   21.2         List of Subsidiaries of DenAmerica Corp.(10)
   23.1         Consent of Deloitte & Touche LLP.
   25.2 Form T-1 statement of eligibility and qualification of State Street Bank and Trust Company relating to the Series B Notes.(5)
   27.1         Financial Data Schedule.

----------

(1) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-1, File No. 33-80550, and Amendments 1-3 thereto, filed on June 22, 1994, September 16, 1994, October 13, 1994, and October 17, 1994, respectively.
(2) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1997, as filed on November 17, 1997.
(3) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 27, 1996, as filed on May 16, 1996.
(4) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on April 15, 1996, as amended by Form 8-K/A as filed on June 12, 1996.
(5) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-4, No. 333-00216, and Amendment No. 1 thereto, as filed on January 10, 1996 and February 1, 1996, respectively.
(6) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on July 18, 1996, as amended by Form 8-K/A as filed on September 16, 1996, Form 8-K/A as filed on November 1, 1996, and Form 8-K/A as filed on November 6, 1996.
(7) Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1998, as filed on May 15, 1998.
(8) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1997, as filed on March 31, 1997.
(9) Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K as filed on April 9, 1998.
(10) Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1998, as filed on April 14, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of April, 2000.

                                       DenAmerica Corp.


                                       By: /s/ Jack M. Lloyd
                                           -------------------------------------
                                           Jack M. Lloyd
                                           Chairman of the Board and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      SIGNATURE                      TITLE                             DATE
      ---------                      -----                             ----

/s/ Jack M. Lloyd           Chairman of the Board and             April 11, 2000
------------------------    Chief Executive Officer
Jack M. Lloyd               (Principal Executive Officer)


/s/ William G. Cox          President, Chief Operating            April 11, 2000
------------------------    Officer, and Director
William G. Cox


/s/ William J. Howard       Executive Vice President,             April 11, 2000
------------------------    Secretary, and Director
William J. Howard


/s/ Robert J. Gentz         Executive Vice President and          April 11, 2000
------------------------    Director
Robert J. Gentz


/s/ Brian S. McAlpine       Acting Chief Financial Officer        April 11, 2000
------------------------    (Principal Financial and
Brian S. McAlpine           Accounting Officer)


/s/ Fred W. Martin          Director                              April 11, 2000
------------------------
Fred W. Martin


/s/ Robert H. Manschot      Director                              April 11, 2000
------------------------
Robert H. Manschot

                         PHOENIX RESTAURANT GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999.................F-3

Consolidated Statements of Operations for each of three years in the period ended December 31, 1999......................................F-4

Consolidated Statements of Changes in Shareholders' (Deficit)
  Equity for each of the three years in the period ended
  December 31, 1999..........................................................F-5

Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999................................F-6

Notes to Consolidated Financial Statements...................................F-8

                     [LETTERHEAD OF DELOITTE & TOUCHE LLP]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Phoenix Restaurant Group, Inc.
Scottsdale, Arizona

We have audited the consolidated balance sheets of Phoenix Restaurant Group, Inc. (formerly DenAmerica Corp.) and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phoenix Restaurant Group, Inc. at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the uncertainty relating to the Company's continuing losses, shareholders' deficit, the sale of its Denny's restaurants and/or ability to refinance its debt raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona

April 11, 2000

PHOENIX RESTAURANT GROUP, INC
AND SUBSIDIARIES
(Formerly DenAmerica Corp.)

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                              December 31,
                                                         ----------------------
ASSETS                                                     1998         1999
                                                         ---------    ---------
CURRENT ASSETS:
  Cash and cash equivalents                              $   2,330    $   1,491
  Receivables                                                2,636        2,244
  Inventories                                                2,917        1,087
  Deferred income taxes                                        838       11,700
  Other current assets                                       4,695        4,761
  Net assets held for sale                                               42,128
                                                         ---------    ---------
          Total current assets                              13,416       63,411
PROPERTY AND EQUIPMENT - Net                                55,648       20,619
INTANGIBLE ASSETS - Net                                     50,580       11,117
DEFERRED INCOME TAXES                                        5,578
OTHER ASSETS                                                 9,285        3,220
                                                         ---------    ---------
TOTAL                                                    $ 134,507    $  98,367
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                       $  18,026    $  17,778
  Accrued compensation                                       5,402        5,237
  Accrued taxes                                              5,089        4,733
  Other current liabilities                                  8,946       14,082
  Current debt obligations                                  20,791       25,651
                                                         ---------    ---------
          Total current liabilities                         58,254       67,481
LONG-TERM DEBT OBLIGATIONS - Less current portion           72,494       54,908
OTHER LONG-TERM LIABILITIES                                  7,093        5,214
                                                         ---------    ---------
          Total liabilities                                137,841      127,603
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES (notes 9, 11, and 15)

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.01 par value; authorized,
    5,000,000 shares; issued and outstanding, none
  Common stock, $.10 par value; authorized,
    40,000,000 shares; issued and outstanding,
    13,485,277 shares                                        1,349        1,349
  Additional paid-in capital                                35,869       35,869
  Accumulated deficit                                      (40,552)     (66,454)
                                                         ---------    ---------
          Total shareholders' deficit                       (3,334)     (29,236)
                                                         ---------    ---------
TOTAL                                                    $ 134,507    $  98,367
                                                         =========    =========

See notes to consolidated financial statements.

PHOENIX RESTAURANT GROUP, INC.
AND SUBSIDIARIES
(Formerly DenAmerica Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except for Per Share Data)
--------------------------------------------------------------------------------

                                                               YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1997            1998            1999
                                                    ------------    ------------    ------------
RESTAURANT SALES                                    $    300,579    $    255,956    $    238,673
                                                    ------------    ------------    ------------
RESTAURANT OPERATING EXPENSES:
  Food and beverage costs                                 82,255          70,046          64,740
  Payroll and payroll related costs                      103,451          88,118          82,725
  Other operating expenses                                82,305          72,086          69,007
  Depreciation and amortization                            9,367           7,590           6,085
  Charge for impaired assets                              14,100                          19,264
                                                    ------------    ------------    ------------
          Total operating expenses                       291,478         237,840         241,821
                                                    ------------    ------------    ------------
RESTAURANT OPERATING INCOME (LOSS)                         9,101          18,116          (3,148)
ADMINISTRATIVE EXPENSES                                   13,684          12,423          12,105
                                                    ------------    ------------    ------------
OPERATING INCOME (LOSS)                                   (4,583)          5,693         (15,253)
INTEREST EXPENSE - Net                                    13,655          12,635          13,495
MINORITY INTEREST IN JOINT VENTURES                         (519)
                                                    ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM        (17,719)         (6,942)        (28,748)
INCOME TAX PROVISION (BENEFIT)                             3,258            (914)         (4,291)
                                                    ------------    ------------    ------------
(LOSS) BEFORE EXTRAORDINARY ITEM                         (20,977)         (6,028)        (24,457)
EXTRAORDINARY LOSS (GAIN) - Net of tax
  of $(914) and $963, respectively                                        (1,371)          1,445
                                                    ------------    ------------    ------------
NET (LOSS)                                          $    (20,977)   $     (4,657)   $    (25,902)
                                                    ============    ============    ============

BASIC AND DILUTED (LOSS) PER SHARE:
  Before extraordinary item                         $      (1.56)   $       (.45)   $      (1.81)
                                                    ============    ============    ============
  Applicable to common shareholders                 $      (1.56)   $       (.35)   $      (1.92)
                                                    ============    ============    ============
BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING:
    Basic                                             13,437,000      13,485,000      13,485,000
                                                    ============    ============    ============
    Diluted                                           13,437,000      13,485,000      13,485,000
                                                    ============    ============    ============

See notes to consolidated financial statements.

PHOENIX RESTAURANT GROUP, INC.
AND SUBSIDIARIES
(Formerly DenAmerica Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                         Additional
                                  Common     Paid-in    Accumulated
                                  Stock      Capital      Deficit       Total
                                 --------    --------     --------     --------
BALANCE, DECEMBER 31, 1996       $  1,340    $ 35,706     $(14,918)    $ 22,128

  Stock options exercised               4          93                        97

  Net loss                                                 (20,977)    (20,977)
                                 --------    --------     --------     --------

BALANCE, DECEMBER 31, 1997          1,344      35,799      (35,895)       1,248

  Stock options exercised               5          70                        75

  Net loss                                                  (4,657)     (4,657)
                                 --------    --------     --------     --------

BALANCE, DECEMBER 31, 1998          1,349      35,869      (40,552)      (3,334)

  Net loss                                                 (25,902)     (25,902)
                                 --------    --------     --------     --------

BALANCE, DECEMBER 31, 1999       $  1,349    $ 35,869     $(66,454)    $(29,236)
                                 ========    ========     ========     ========

See notes to consolidated financial statements.

PHOENIX RESTAURANT GROUP, INC.
AND SUBSIDIARIES
(Formerly DenAmerica Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                     Year Ended December 31,
                                                                --------------------------------
                                                                  1997        1998        1999
                                                                --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(20,977)   $ (4,657)   $(25,902)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Extraordinary item                                                      (1,371)      1,445
      Depreciation and amortization                                9,367       7,590       6,085
      Amortization of deferred financing costs                       763         983       1,392
      Charge for impaired assets                                  14,100                  19,264
      Deferred income taxes                                        3,221        (927)     (4,291)
      Deferred rent                                                  645         279         598
      Other - net                                                 (1,368)       (505)       (229)
      Changes in operating assets and liabilities:
        Receivables                                                  910         113        (304)
        Inventories                                                 (439)        184         101
        Other current assets                                        (727)        309         367
        Accounts payable and accrued liabilities                  (6,953)     (3,355)      2,236
                                                                --------    --------    --------
          Net cash provided by (used in) operating activities     (1,458)     (1,357)        762
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (8,147)     (2,891)     (4,732)
  Purchase of intangibles                                         (2,302)       (479)
  Proceeds from sale of assets                                     4,133      25,992         387
                                                                --------    --------    --------
          Net cash (used in) provided by investing activities     (6,316)     22,622      (4,345)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note receivable collections                                                  2,258         941
  Principal reductions of long-term debt                         (25,018)    (28,908)     (3,679)
  Proceeds from borrowings                                        31,353       6,373       5,482
  Other                                                               97          75
                                                                --------    --------    --------
          Net cash provided by (used in) financing activities      6,432     (20,202)      2,744
                                                                --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                (1,342)      1,063        (839)
CASH AND CASH EQUIVALENTS, BEGINNING  OF YEAR                      2,609       1,267       2,330
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $  1,267    $  2,330    $  1,491
                                                                ========    ========    ========

                                                                     (Continued)

PHOENIX RESTAURANT GROUP, INC.
AND SUBSIDIARIES
(FORMERLY DENAMERICA CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                       Year Ended December 31,
                                                     ---------------------------
                                                      1997      1998      1999
                                                     -------   -------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for:
      Interest                                       $10,033   $ 8,221   $ 9,988
                                                     =======   =======   =======
      Income taxes                                   $    37   $    96   $    42
                                                     =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Capital expenditures financed through increase
      in obligations under capital leases            $ 2,409
                                                     =======
    Purchase of BEP and Franchisees financed
      through sale/leaseback transactions            $ 5,440
                                                     =======

See notes to consolidated financial statements.                      (Concluded)

PHOENIX RESTAURANT GROUP, INC.
AND SUBSIDIARIES
(Formerly DenAmerica Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
(In Thousands Except for Share and Per Share Data)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - On March 29, 1996, Denwest Restaurant Corp. ("DRC") merged with and into American Family Restaurants ("AFR") with AFR being the surviving corporation (the "Merger"). Upon consummation of the Merger, AFR changed its name to DenAmerica Corp. In July 1999, DenAmerica Corp. changed its name to Phoenix Restaurant Group, Inc. (the "Company"). The Company is a multi-concept restaurant company, which operates restaurants in 20 states. At December 31, 1999, the Company operated 93 Black-eyed Pea and 97 Denny's restaurants. The Company owns its Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements whereby it is obligated to remit advertising and royalty fees to the franchisor.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, over the past three years the Company has experienced net losses aggregating approximately $51,536, which includes asset impairment losses of $33,364. As a result, as of December 31, 1999, the Company had a shareholders' deficit of $29,236 and its current liabilities exceeded its current assets by $4,070. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the
     Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. There can be no assurance that additional financing will be available to the Company or available on satisfactory terms.

     The Company has pursued a strategy to repay its senior debt obligations in order to provide the Company with the flexibility to (i) better match operating cash flows with debt amortization, (ii) improve its portfolio of operating restaurants, and (iii) position it to grow. The Company has also retained CNL Advisory Services to act as its agent in the sale of its remaining Denny's restaurants and has received letters of interest from potential buyers for such sale. These proposals are subject to usual and customary conditions to closing, including the potential buyers' obtaining financing for such transactions. To the extent the transactions are completed, the Company plans to use the estimated proceeds of approximately $60,000 to (i) repay existing senior debt, (ii) pay certain liabilities related to the Denny's restaurants, and (iii) use the balance as follows:

          *    fund Black-eyed Pea new store growth;

          *    close underperforming restaurants;

          *    increase advertising for Black-eyed Pea restaurants; and

          *    fund seasonal variations in cash flow.

     At December 31, 1999, the Company was in compliance with certain financial debt covenants under its senior credit facility. These financial covenants were modified in June 1999 and state that the note is due in full on January 31, 2000. The Company has begun discussions with its senior lender and is currently negotiating an extension on the maturity of the debt to September 2000.

     The consolidated financial statements include the accounts of Phoenix Restaurant Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in these consolidated financial statements.

     SIGNIFICANT ACCOUNTING POLICIES - A summary of significant accounting policies is as follows:

     a. FISCAL YEARS - The Company's fiscal year is the 52 or 53 week period ending the Wednesday closest to December 31. For clarity of presentation, the Company's 1997, 1998 and 1999 fiscal years, which represent the 52 week period ended December 31, 1997, the 52 week period ended December 30, 1998 and the 52 week period ended December 29, 1999 have been described in the financial statements as the years ended December 31, 1997, 1998 and 1999.

     b. CASH AND CASH EQUIVALENTS consist of cash held in bank demand deposits and highly liquid investments purchased with initial maturities of three months or less.

     c. INVENTORIES consist primarily of food and beverages in restaurants and are carried at the lower of cost or market. Cost is determined under a method which approximates the last-in, first-out ("LIFO") method.

     d. NET ASSETS HELD FOR SALE are stated at the lower of cost or estimated net realizable value and include certain property, equipment, franchise costs and goodwill less capitalized lease obligations and deferred rent liabilities.

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

     g. FRANCHISE REVENUE - During 1998, the Company acquired all of the remaining Black-eyed Pea franchised restaurants. Royalty revenues, which are included in restaurant revenues, were approximately $1,142 and $45 during fiscal years 1997 and 1998, respectively.

     h. GOODWILL AND INTANGIBLE ASSETS. Deferred costs and intangible assets are recorded at cost. Goodwill represents the excess of the cost of restaurants acquired over the fair value of the net assets at the date of acquisition. Goodwill is amortized using the straight-line method ranging from 12 to 40 years. The Company evaluates the possible impairment of goodwill and intangible assets based on estimates of future undiscounted cash flows allocated on an individual restaurant basis.

     i. DEFERRED FINANCING COSTS are included in other assets and are amortized using the effective interest method over the terms of the related loans. Deferred financing costs, net of amortization, totaled $3,670 and $186 at December 31, 1998 and 1999, respectively.

     j. DEFERRED RENT represents the accrual resulting from recording rental expense on a straight-line basis. As of December 31, 1998 and 1999, deferred rent totaled $2,487 and $2,965, respectively, and is included in other liabilities in 1998 and in other liabilities ($810) and assets held for sale ($2,155) in 1999 in the accompanying consolidated balance sheets.

     k. EARNINGS PER SHARE - Basic earnings per share is calculated utilizing weighted average common shares outstanding during the period. The Company has no dilutive potential common shares outstanding, and therefore, only basic earnings per share is presented.

     l. STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Pro forma information reflecting the fair value method is presented in Note 12.

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

     o. NEW ACCOUNTING STANDARDS - During 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, and American Institute of Certified Public Accountants Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. SFAS No. 130 changed the reporting of certain items reported in the shareholders' equity section of the balance sheet and requires that comprehensive income and its components be prominently displayed in the financial statements. There were no items which qualified for treatment as components of comprehensive income for the periods presented. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. The Company early-adopted SOP 98-5 at the beginning of fiscal year 1998 and now expenses all preopening costs as incurred. This change in accounting principal did not have a material effect on the Company's financial statements.

          In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including those imbedded in other contracts and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133. The Company is therefore unable to disclose the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.

     p.   RECLASSIFICATIONS  - Certain  reclassifications  have been made to the
          1997  and  1998   financial   statements   to   conform  to  the  1999
          presentation.

2.   ACQUISITIONS AND DIVESTITURES

     During 1997, the Company implemented a strategy of focusing on the Black-eyed Pea concept as well as those Denny's restaurants that achieve certain operational and geographic efficiencies by completing a series of transactions. The Company converted 10 non-branded restaurants to Denny's, sold or closed 28 restaurants, developed five new restaurants, acquired nine Black-eyed Pea restaurants from franchisees, and entered into an agreement to sell 63 Denny's and eight non-branded restaurants. The sale of the restaurants in 1997 resulted in a gain of approximately $850, which is included as a reduction of other operating expenses. The Company included in its 1997 financial statements a charge for impaired assets of approximately $14,100 associated with the sale of the 71 restaurants described above, which the Company completed in March 1998.

     In connection with the closing of the acquisition of franchised Black-eyed Pea restaurants in 1997, the Company and one of the franchisees settled threatened litigation and CNL Group, Inc. and affiliates ("CNL") acquired certain assets directly from the franchisees and entered into capital leases with the Company. The value of the leases exceeded the purchase price, resulting in the Company receiving approximately $2,700 in cash that has been recorded as a deferred gain which is being amortized over the life of the leases.

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

     Subsequent to the consummation of the transaction, OHI defaulted on its obligations under the Sublease Agreement. As a result of the default, the Company took legal action to protect its interest in the underlying leased properties. On January 7, 2000, OHI filed for protection under Chapter 11 of the bankruptcy code. In February 2000, the Company and OHI entered into a mediated settlement agreement. Under the terms of the settlement agreement, the Sublease Agreement has been amended to reduce the number of restaurants subject to the Sublease Agreement by 22. All right, title and interest to the 22 subleases and associated property will be transferred to the Company. The Company will have sole responsibility to negotiate the termination or the continuation of the 22 subleases. OHI and its lender will place $1,500 in escrow to be released to the Company upon termination of the 22 subleases. As a result of the settlement, the Company recorded an allowance against the entire $1,800 note receivable from OHI.

     In a separate transaction completed in March 1998, the Company sold five Denny's restaurants for cash of $700 plus a note in the principal amount of $400. The Company used the cash proceeds from this transaction to permanently reduce its outstanding borrowings under the term loan portion of its credit facility.

     During 1999, the Company sold or closed three Denny's and 16 Black-eyed Pea restaurants. All of these restaurants were underperforming and geographically undesirable. The Company believes that these sales and closures have improved its restaurant portfolio.

     During 1999, the Company decided to sell all of its Denny's restaurants. The Company determined that the carrying value of the assets exceeds the undiscounted future cash flows attributable to these restaurants and has recorded a charge for impaired goodwill and intangible assets of $8,900, in the accompanying financial statements.

     Additionally during 1999, the Company recorded charges of (1) $2,900 related to 16 Black-eyed Pea restaurants, and (2) $1,500 to reflect increased estimates of liabilities related to restaurants closed in prior periods because the Company determined that the cost and timing of subleasing those properties will exceed previous estimates. The Company recorded an additional charge of $4,800 related to 68 Denny's and 19 non-branded restaurants sold during 1997 and 1998 where the Company remains contingently liable for equipment leases, rents, and property taxes as a result of a pending bankruptcy filing by one buyer and non-performance by the other buyer. Finally, the Company also recorded a charge of $1,200 related to the write-down of Black-eyed Pea's investment in a Joint Venture.

3.   NET ASSETS HELD FOR SALE

     Net assets held for sale at December 31, 1999 consist of the following:

     Cash on hand                                                      $    127
     Food inventory                                                       1,534
     Property and equipment                                              34,376
     Intangible assets                                                   26,661
                                                                       --------

     Total assets held for sale                                          62,698
                                                                       --------

     Accrued liabilities                                                   (362)
     Deferred rent and other                                             (2,356)
     Capital lease obligations                                          (17,852)
                                                                       --------

     Total liabilities                                                  (20,570)

     Net assets held for sale                                          $ 42,128
                                                                       ========

4.    PROPERTY AND EQUIPMENT

     Property and equipment including assets under capitalized leases as of the fiscal years ended consist of the following:

                                                        ESTIMATED
                                                       USEFUL LIVES     1998       1999
                                                       ------------    -------    -------
     Buildings                                         5 - 20 years    $34,641    $14,088
     Restaurant equipment                              3 - 11 years     22,353      7,549
     Leasehold improvements                           Life of lease     12,538      3,646
     Other                                              3 - 7 years      3,346      1,393
                                                                       -------    -------
     Total                                                              72,878     26,676
     Less accumulated depreciation and amortization                     17,230      6,057
                                                                       -------    -------
     Equipment and leasehold improvement - net                         $55,648    $20,619
                                                                       =======    =======

     Assets recorded under capital leases as of the fiscal years ended consist of the following:

                                                              1998        1999
                                                             -------     -------
     Buildings                                               $32,878     $14,088
     Other                                                     6,440       2,277
                                                             -------     -------
     Total                                                    39,318      16,365
     Less accumulated amortization                             7,325       3,300
                                                             -------     -------
     Total                                                   $31,993     $13,065
                                                             =======     =======

     Depreciation and amortization expense was $5,324, $5,598 and $4,677 for the fiscal years ended 1997, 1998 and 1999, respectively.

5.   INTANGIBLE ASSETS

     Intangible assets as of the fiscal years ended consist of the following:

                                                              1998        1999
                                                             -------     -------
     Goodwill                                                $52,879     $12,001
     Franchise rights                                          2,989
     Favorable lease arrangements                                883
                                                             -------     -------
     Total                                                    56,751      12,001
     Less accumulated amortization                             6,171         884
                                                             -------     -------
     Intangible assets - net                                 $50,580     $11,117
                                                             =======     =======

     Amortization expense was $4,043, $1,992 and $1,408 for the fiscal years ended 1997, 1998 and 1999, respectively.

6.   OTHER CURRENT LIABILITIES

     Other current liabilities as of the fiscal years ended consist of the following:

                                                              1998        1999
                                                             -------     -------
     Accrued insurance                                       $ 1,125     $   769
     Estimated closed restaurant obligations                   1,570       3,465
     Interest                                                  4,432       7,647
     Other                                                     1,819       2,201
                                                             -------     -------
     Total accrued liabilities                               $ 8,946     $14,082
                                                             =======     =======

     The majority of the accrued interest relates to the deferral of interest payments on the Company's Series B 13% Subordinated Notes, which are held by related parties (see Notes 8 and 14).

7.   RESERVES FOR STORE CLOSINGS

     In 1998 and 1999, other long-term liabilities includes long-term reserves of $1,737 and $1,951, respectively, for estimated obligations for closed restaurants. The following is a summary of store closing reserves:

                                                     1997       1998       1999
                                                    ------     ------     ------
     Beginning Balance                              $6,971     $4,491     $3,307
     Additions                                                  1,208      6,900
     Less charges                                    2,480      2,392      4,791
                                                    ------     ------     ------
     Ending Balance                                 $4,491     $3,307     $5,416
                                                    ======     ======     ======

8.   DEBT OBLIGATIONS

     Debt obligations as of the fiscal years ended consist of the following:

                                                               1998       1999
                                                              -------    -------
     LONG-TERM DEBT OBLIGATIONS:
       CNL obligations                                        $22,873    $22,618
       Series B 13% Subordinated Notes (face value $18,250)    16,176     16,661
       Other notes payable                                        617      2,259
       Capital lease obligations (Note 8)                      32,828     13,370
                                                              -------    -------
       Total long-term obligations                            $72,494    $54,908
                                                              =======    =======
     CURRENT PORTION OF LONG-TERM DEBT OBLIGATIONS:
       Obligations under credit facility                      $14,772
       CNL obligations                                          4,205    $24,595
       Other notes payable                                         85         62
       Capital lease obligations (Note 8)                       1,729        994
                                                              -------    -------
       Total current obligations                              $20,791    $25,651
                                                              =======    =======

     A summary of the Company's debt obligations is as follows:

     (a)  CNL OBLIGATIONS

          In October 1997 and November 1998, the Company entered into a series of transactions with CNL. As a result, the Company is obligated to CNL under certain promissory notes totaling $20,900. The notes bear interest at rates from 9% to 10% payable monthly and quarterly, mature in November 2004 and September 2007, and are collateralized with certain equipment assets located in 54 Denny's restaurants. At December 31, 1999, the fair value of the promissory notes approximate carrying value as the interest rate approximates borrowing rates currently available to the Company.

          The Company had a credit facility agreement with Banque Paribas, as agent, and the Company's other senior lenders (the "Credit Facility"). In June 1999, the Company entered into a new $22,300 financing agreement with CNL whereby CNL purchased the remaining outstanding indebtedness under the Credit Facility of $14,700, advanced an additional $5,400 to the Company and consolidated certain other debt held by CNL prior to June 1999 of $2,200. A portion of the note, $17,100, bears interest at 11.5%, and the remaining $5,200 bears interest at 10.5%. The note, as amended, requires interest only payments which are due monthly through January 31, 2000, at which time the entire principal balance is due and payable. As of April 11, 2000, no principal payments have been made on the note. As a result, the Company is in default under the terms of the note. Therefore, the principal balance has been included in current liabilities on the Company's balance sheet. The Company is currently in the process of negotiating with CNL to modify the payment terms of the note.

          The Company is also obligated to CNL under a $4,400 face value convertible redeemable debenture bearing interest at 5%, recorded net of a $406 discount at December 31, 1999, with interest only payable quarterly and maturing in September 2002. The fair value of the convertible redeemable debenture is $4,400.

     (b)  SERIES B 13% SUBORDINATED NOTES

          The Series B 13% Subordinated Notes ("Series B Notes") bear interest at 13% and mature in March 2003. In connection with the issuance of the Series B Notes, the Company issued warrants to purchase an aggregate of 478,000 shares of the Company's common stock at an exercise price of $0.01 per share. The warrants became exercisable on March 29, 1999. Certain holders of the Series B Notes have not received interest payments since March 31, 1997. As of December 31, 1999, accrued and unpaid interest due to these holders totals $7,493. The Company has not received waivers from these holders for noncompliance of certain of the debt covenants under the Series B Notes. The fair value of the Series B Notes at December 31, 1999 is $18,250.

          The aggregate annual maturities of long-term debt, excluding capital lease obligations, for the years subsequent to December 31, 1999 are as follows:

          2000                                                           $24,657
          2001                                                             4,344
          2002                                                             7,255
          2003                                                            19,919
          2004                                                             3,571
          Thereafter                                                       6,449
                                                                         -------
          Total                                                          $66,195
                                                                         =======

9.   LEASES

     The Company's operations utilize leased property, facilities and equipment. At December 31, 1999, substantially all of the Company's restaurants are operated under lease arrangements which provide for a fixed base rent and, in some instances, contingent rentals based on a percentage of gross revenues. Initial terms of the leases generally are not less than 15 years, exclusive of options to renew. The leases have expiration dates through 2036 and contain various renewal and purchase options. Future minimum lease payments do not include amounts payable by the Company for maintenance costs, real estate taxes or contingent rentals payable based on a percentage of sales in excess of stipulated amounts of the leases. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments, including certain leases relating to restaurants sold as of December 31, 1999 consist of the following:

                                                                                    Operating Leases
                                                                                  --------------------
                                                                                  Minimum     Minimum
                                                                      Capital      Lease      Sublease
                                                                       Leases     Payments    Payments
                                                                      --------    --------    --------
     2000                                                             $  5,487    $ 25,372    $  5,626
     2001                                                                5,326      22,811       5,537
     2002                                                                5,333      19,444       5,298
     2003                                                                5,156      18,108       4,979
     2004                                                                4,721      15,637       4,734
     Subsequent years                                                   38,308     117,241      32,076
                                                                      --------    --------    --------

     Total                                                              64,331    $218,613    $ 58,250
                                                                                  ========    ========
     Less imputed interest - interest rates ranging from 10% to 15%    (32,115)
     Less capital leasess included in assets held for sale             (17,852)
                                                                      --------

     Present value of minimum capital lease obligation                  14,364
     Less current portion of capital lease obligation                      994
                                                                      --------

     Long-term portion of capital lease obligation                    $ 13,370
                                                                      ========

     Obligations under operating leases related to restaurants sold which are being paid directly by the purchaser but for which the Company continues to be contingently liable are included in minimum sublease payments (see Note
     2).

     Included in minimum operating lease payments are payments attributable to equipment leases which have remaining terms of one to three years. Annual payments attributable to these leases are: $4,659 (2000), $2,704 (2001) and $14 (2002) and none thereafter. These payments are included in other operating expenses in the accompanying financial statements.

     The following is a summary of rental expense, excluding sublease amounts, under all operating leases for the fiscal years ended:

                                                  1997        1998        1999
                                                 -------     -------     -------
     Minimum rentals                             $19,060     $16,881     $16,863
     Contingent rentals                              510         513         381
                                                 -------     -------     -------
     Total rent expense                          $19,570     $17,394     $17,244
                                                 =======     =======     =======

10.  INCOME TAXES

     The income tax provision (benefit) as of the fiscal years ended consists of the following:

                                                 1997        1998        1999
                                                -------     -------     -------
     Current:
       Federal                                  $    37     $    13
     Deferred:
       Federal                                    2,727        (621)    $(3,782)
       State                                        494        (306)       (509)
                                                -------     -------     -------
     Total deferred                               3,221        (927)     (4,291)
                                                -------     -------     -------
     Total income tax provision (benefit)       $ 3,258     $  (914)    $(4,291)
                                                =======     =======     =======

     A reconciliation of the provision (benefit) for income taxes and the amounts that would be computed using federal statutory tax rates for the fiscal years ended are as follows:

                                                     1997        1998        1999
                                                   --------    --------    --------
     Computed expected tax expense (benefit)       $ (6,205)   $ (2,430)   $(10,066)
     State income taxes - net of federal benefit       (886)       (347)     (1,438)
     Nondeductible expenses (primarily goodwill)     11,191         323       1,249
     FICA tip credits and other                        (842)       (595)       (555)
     Change in valuation allowance                                2,135       6,519
                                                   --------    --------    --------
     Total                                         $  3,258    $   (914)   $ (4,291)
                                                   ========    ========    ========

     Deferred income tax assets for the fiscal years ended are as follows:

                                                              1998       1999
                                                            --------   --------
     Current deferred income tax assets:
       Assets held for sale                                            $  1,805
       Accrued self insurance and contingent losses         $    478        323
       Other accrued expenses                                    360      1,580
     Receivables Reserve                                                    756
     Net operating loss carryforward                                      7,236
                                                            --------   --------
     Total current deferred income tax assets included
       in other current assets                              $    838   $ 11,700
                                                            ========   ========

     Noncurrent deferred income tax assets (liabilities):
       Store closing                                        $    695   $    780
       Intangibles                                            (4,546)    (3,882)
       Net operating loss carryforward                         9,296     10,488
       Valuation allowance                                    (4,924)   (11,443)
       Various tax credit carryforward                         2,891      3,448
       Depreciation, capitalized leases and deferred gain      1,173        299
       Impairment of assets
       Other                                                     993        310
                                                            --------   --------
     Net noncurrent deferred income tax assets              $  5,578   $     --
                                                            ========   ========

     As of December 31, 1999, the Company has approximately $44,758 of net operating loss carryforwards that expire beginning in 2004 and alternative minimum tax credit carryforwards of approximately

     $3,448. The Company has a valuation allowance of $11,443 relating to certain net operating loss carryforwards.

11.  COMMITMENTS AND CONTINGENCIES

     In November 1996, the Company entered into a self-insured program whereby the Company was obligated for the first $100 of individual health insurance claims. On December 1, 1999, the Company converted to a fully insured health insurance plan whereby the Company is obligated to share in the cost of health insurance premiums.

     The Company is involved in various legal matters that management considers to be in the normal course of business. In management's opinion, all matters will be settled without material effect on the Company's financial position or results of operations.

12.  STOCK OPTIONS

     The Company has three stock option plans, the 1992, 1995 and 1996 plans under which 1,000,000, 300,000, and 500,000, respectively, shares of the Company's common stock have been reserved for issuance. Options granted under these plans expire up to ten years after the date of grant.

     A summary of changes in stock options is as follows:

                                                                        Weighted
                                                                        Average
                                                          Option         Option
                                                          Shares         Price
                                                        ----------      -------
     Outstanding at December 31, 1996                    1,211,300      $  4.13
       Granted                                             100,000         3.44
       Exercised                                           (48,500)        2.00
                                                        ----------      -------
     Outstanding at December 31, 1997                    1,262,800         4.21
       Granted                                              30,000         3.06
       Exercised                                           (37,500)        2.00
       Canceled                                           (239,000)        4.26
                                                        ----------      -------
     Outstanding at December 31, 1998                    1,016,300         4.06
       Granted                                              33,068         1.07
       Exercised
       Canceled                                           (184,800)        4.30
                                                        ----------      -------
     Outstanding at December 31, 1999                      864,568         3.89
                                                        ==========      =======

     The following table summarizes information about stock options outstanding at December 31, 1999:

     Range of exercise prices                                          $0.94 - $4.00    $4.75 - $6.00
     Shares outstanding                                                      697,068          167,500
     Weighted-average exercise price                                   $        3.55    $        5.31
     Weighted-average remaining contractural life                               6.18             4.41
     Shares currently exercisable                                            588,000          151,500
     Weighted-average exercise price of shares currently exercisable   $        3.60    $        5.35

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income (loss) applicable to common shareholders and net income (loss) applicable to common shareholders per share for the years ended December 31, 1997, 1998 and 1999 would have been adjusted to the pro forma amounts indicated below:

                                                1997           1998          1999
                                              ----------    ----------    ----------
     Net income (loss) applicable to common
       shareholders - as reported             $  (20,977)   $   (4,657)   $  (25,902)
                                              ==========    ==========    ==========
     Net income (loss) applicable to common
       shareholders - pro forma               $  (21,239)   $   (4,974)   $  (26,189)
                                              ==========    ==========    ==========
     Basic and diluted income (loss)
       per share - as reported                $    (1.56)   $    (0.35)   $    (1.92)
                                              ==========    ==========    ==========
     Basic and diluted income (loss)
       per share - pro forma                  $    (1.58)   $    (0.37)   $    (1.94)
                                              ==========    ==========    ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: no dividend yield; expected volatility of 88%; risk free interest rate of 6%; and expected lives of two to five years.

13.  EARNINGS PER SHARE

     Earnings per share is calculated as follows:

                                                      1997        1998        1999
                                                    --------    --------    --------
     (Loss) before extraordinary item               $(20,977)   $ (6,028)   $(24,457)
     Extraordinary loss (gain)                                    (1,371)      1,445
     Preferred stock dividend and accretion
                                                    --------    --------    --------
     Net (loss) applicable to common shareholders   $(20,977)   $ (7,399)   $(25,902)
                                                    ========    ========    ========

     Shares - basic income (loss) per share           13,437      13,485      13,485
     Dilutive effect of common stock equivalents
                                                    --------    --------    --------
     Shares - diluted income (loss) per share         13,437      13,485      13,485
                                                    ========    ========    ========
     Basic and diluted loss per share:
       Before extraordinary item                    $  (1.56)   $   (.45)   $  (1.81)
                                                    ========    ========    ========
       Applicable to common shareholders            $  (1.56)   $   (.55)   $  (1.92)
                                                    ========    ========    ========

14.  RELATED PARTY TRANSACTIONS

     During fiscal years ended December 31, 1997, 1998 and 1999, the Company entered into a number of transactions with officers and/or shareholders of the Company or affiliated companies. Advances due from officers are included in receivables in the accompanying financial statements. The following summarizes the related party transactions as of and for the fiscal years then ended:

                                                      1997      1998      1999
                                                     -------   -------   -------
     Advances due from officers and shareholders     $   378   $   802   $   802
                                                     =======   =======   =======
     Note receivable from shareholders               $ 2,600   $ 2,600   $ 2,473
                                                     =======   =======   =======
     LH Leasing (described below)                    $ 3,804   $ 3,804   $ 3,804
                                                     =======   =======   =======
     Lease expense paid to shareholders              $    35   $    --   $    --
                                                     =======   =======   =======

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

     A note receivable from shareholder, which is included in other current assets at December 31, 1999, bears interest at 6%. The note is secured by Series B Notes with a face amount of approximately

     $1,500 and approximately 403,000 shares of the Company's common stock. At December 31, 1999, the Company has entered into an agreement with the holder of the note whereby the securities collateralizing the note will be used to redeem the receivable. This transaction closed in fiscal 2000. The Company recorded an extraordinary loss of $127 in 1999 as the result of the transaction.

     Related parties of the Company are the holders of $18,250 of the Series B Notes (discussed in Note 8).

15.  EMPLOYEE BENEFIT PLANS

     In 1998, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees (the "401(k) Plan"). Eligible participants may contribute up to 15% of their total compensation. The Company provides matching contributions to the 401(k) Plan in amounts determined by the Board of Directors. Participants will be immediately vested in their personal contributions and over a five-year graded schedule for amounts contributed by the Company. The Company did not make any matching contributions to the 401(k) Plan in 1998 and 1999.

16.  BUSINESS SEGMENTS

     The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION effective January 1, 1998. The Company operates family-oriented, full-service restaurants primarily under two separate concepts, the Black-eyed Pea and Denny's. The Company owns the Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements. The accounting policies for each concept are the same as those described in Note 1. During fiscal 1997 and 1998, the Company also operated several non-branded restaurants. During 1998 all remaining non-branded restaurants were closed or converted to the Black-eyed Pea or Denny's concept.

     The concept distribution of the Company's revenues, restaurant operating income, depreciation and amortization and identifiable assets for the three-year period ended December 31 is as follows:

     REVENUES:
                                                   1997        1998         1999
                                                ---------    ---------    ---------
       Black-eyed Pea                           $ 130,304    $ 139,699    $ 135,159
       Denny's                                    165,167      115,787      103,514
       Non-branded                                  5,108          470
                                                ---------    ---------    ---------
     Total revenues                             $ 300,579    $ 255,956    $ 238,673
                                                =========    =========    =========

     RESTAURANT OPERATING INCOME (LOSS):
       Black-eyed Pea                           $  14,444    $  10,684    $   4,088
       Denny's                                     (4,886)       7,583       (7,236)
       Non-branded                                   (457)        (151)
                                                ---------    ---------    ---------
     Total restaurant operating income (loss)       9,101       18,116       (3,148)
       Administrative expenses                     13,684       12,423       12,105
     Total operating income (loss)              $  (4,583)   $   5,693    $ (15,253)
                                                =========    =========    =========

     DEPRECIATION AND AMORTIZATION:
       Black-eyed Pea                           $   1,009    $   2,780    $   2,416
       Denny's                                      8,321        4,808        3,669
       Non-branded                                     37            2
                                                ---------    ---------    ---------
     Total depreciation and amortization        $   9,367    $   7,590    $   6,085
                                                =========    =========    =========

     IDENTIFIABLE ASSETS:
       Black-eyed Pea                           $  41,670    $  40,784    $  59,542
       Denny's                                    124,736       93,723       38,825
       Non-branded                                  3,858            0            0
                                                ---------    ---------    ---------
     Total identifiable assets                  $ 170,264    $ 134,507    $  98,367
                                                =========    =========    =========

     Administrative   expenses,  which  are  not  allocated  to  the  individual concepts, are shown as a reconciling item to calculate total operating income (loss) for the periods presented.

17.  QUARTERLY DATA (UNAUDITED)

     The following table presents selected unaudited quarterly operating results for the two-year period ended December 31, 1999. The Company believes that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.

                                                                       1999
                                                   --------------------------------------------
                                                   1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                  (13 weeks)  (13 weeks)  (13 weeks)  (13 weeks)
                                                   --------    --------    --------    --------
     Restaurant sales                              $ 60,941    $ 61,801    $ 60,078    $ 55,853
     Operating income (loss)                          2,272      (1,366)    (14,189)     (1,970)
     Net loss applicable to common
       shareholders                                    (199)     (5,432)    (17,451)     (2,820)
     Basic and diluted loss per share applicable
       to common shareholders                      $  (0.02)   $  (0.39)   $  (1.29)   $  (0.22)

                                                                       1998
                                                   --------------------------------------------
                                                   1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
                                                  (13 weeks)  (13 weeks)  (13 weeks)  (13 weeks)
                                                   --------    --------    --------    --------
     Restaurant sales                              $ 72,880    $ 62,066    $ 62,231    $ 58,779
     Operating income (loss)                          3,378       1,574         904        (163)
     Net income (loss) applicable to common
       shareholders                                   1,340      (1,061)     (1,183)     (3,753)
     Basic and diluted income (loss) per share
       applicable to common shareholders           $   0.10    $  (0.08)   $  (0.09)   $  (0.28)

                                   * * * * * *