Form 10-Q
period 2000-03-29
PHOENIX RESTAURANT GROUP INC
filed 2000-05-15
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2000

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


                                 (480) 483-7055
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's class of common stock as of the latest practicable date, is as follows: 13,081,821 shares of Common Stock, $.10 par value, as of April 10, 2000.

                         PHOENIX RESTAURANT GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 29, 2000


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1   Unaudited Financial Statements

         Condensed Consolidated Balance Sheets -
           December 29, 1999 and March 29, 2000.............................   3

         Condensed Consolidated  Statements of Operations -
           13-Week Periods ended March 31, 1999
           and March 29, 2000...............................................   4

         Condensed Consolidated  Statements of Cash Flows -
           13-Week Periods ended March 31, 1999
           and March 29, 2000...............................................   5

         Notes to Condensed Consolidated Financial Statements...............   6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   8

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk.........  12

PART II. OTHER INFORMATION..................................................  13

         SIGNATURES.........................................................  14

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                        December 29,  March 29,
                                     ASSETS                1999         2000
                                                         ---------    ---------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $   1,491    $   2,861
  Receivables                                                2,244        2,899
  Inventories                                                1,087        1,048
  Deferred income taxes                                     11,700       11,700
  Other current assets                                       4,761        1,236
  Net assets held for sale                                  42,128       42,364
                                                         ---------    ---------
      Total current assets                                  63,411       62,108
PROPERTY AND EQUIPMENT - Net                                20,619       20,282
INTANGIBLE ASSETS - Net                                     11,117       11,041
OTHER ASSETS                                                 3,220        3,320
                                                         ---------    ---------

TOTAL                                                    $  98,367    $  96,751
                                                         =========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                       $  17,778    $  19,491
  Accrued compensation                                       5,237        5,790
  Accrued taxes                                              4,733        3,865
  Other current liabilities                                 14,082       13,613
  Current debt obligations                                  25,651       25,651
                                                         ---------    ---------
      Total current liabilities                             67,481       68,410
LONG-TERM DEBT - Less current portion                       54,908       53,055
OTHER LONG-TERM LIABILITIES                                  5,214        5,184
                                                         ---------    ---------

      TOTAL LIABILITIES                                    127,603      126,649
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES (note 3)

SHAREHOLDERS' DEFICIT
  Preferred stock, $.01 par value; authorized,
    5,000,000 shares; issued and outstanding none
  Common stock $.10 par value; authorized,
    40,000,000 shares; 13,081,821 shares issued
    and outstanding                                          1,349        1,349
  Additional paid-in capital                                35,869       35,869
  Treasury stock                                                --       (1,139)
  Accumulated deficit                                      (66,454)     (65,977)
                                                         ---------    ---------

      TOTAL SHAREHOLDERS' DEFICIT                          (29,236)     (29,898)
                                                         ---------    ---------

TOTAL                                                    $  98,367    $  96,751
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

                         PHOENIX RESTAURANT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         13 Week Periods Ended
                                                        -----------------------
                                                        March 31,      March 29,
                                                          1999           2000
                                                        --------       --------
                                                              (Unaudited)

RESTAURANT SALES                                        $ 60,941       $ 56,471
                                                        --------       --------
RESTAURANT OPERATING EXPENSES:
  Food and beverage costs                                 16,463         15,221
  Payroll and payroll related costs                       20,819         19,372
  Depreciation and amortization                            1,685            676
  Other restaurant operating expenses                     16,871         14,880
                                                        --------       --------
     Total operating expenses                             55,838         50,149
                                                        --------       --------

RESTAURANT OPERATING INCOME                                5,103          6,322

ADMINISTRATIVE EXPENSES                                    2,831          2,974
                                                        --------       --------

OPERATING INCOME                                           2,272          3,348

INTEREST EXPENSE - Net                                     2,606          2,871
                                                        --------       --------

INCOME (LOSS) BEFORE INCOME TAXES                           (334)           477

INCOME TAX (BENEFIT)                                        (135)            --
                                                        --------       --------

NET INCOME (LOSS)                                       $   (199)      $    477
                                                        ========       ========
Basic and diluted income (loss) per share
  Applicable to common shareholders                     $   (.02)      $    .04
                                                        ========       ========
Basic and diluted weighted average shares
  Outstanding:
     Basic                                                13,485         13,081
                                                        ========       ========
     Diluted                                              13,485         13,081
                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

                         PHOENIX RESTAURANT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                          13 Week Periods Ended
                                                            ------------------
                                                           March 31,  March 29,
                                                             1999       2000
                                                            -------    -------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                          $  (199)   $   477
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                            1,685        676
     Amortization of deferred financing costs                    91        187
     Deferred income taxes                                     (135)
     Deferred rent                                               61        115
     Other - net                                               (215)        (3)
     Changes in operating assets and liabilities
       net of dispositions:
       Receivables                                               29       (655)
       Inventories                                              (49)        39
       Other current assets                                     166        119
       Accounts payable and accrued liabilities              (1,093)      1551
                                                            -------    -------
         Net cash provided by operating activities              341      2,506
                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                          (1,459)      (430)
 Purchase of intangibles                                        (36)        --
                                                            -------    -------
         Net cash provided by (used in) investing
          activities                                         (1,495)      (430)
                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Note receivable collections                                    138         85
 Borrowings                                                     857       (791)
 Principal reductions on long-term obligations                 (908)        --
                                                            -------    -------
         Net cash used in financing activities                   87       (706)
                                                            -------    -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      (1,067)     1,370
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,330      1,491
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,263      2,861
                                                            =======    =======
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

 Cash paid during the period for:
    Interest                                                $ 2,255    $ 1,948
    Income taxes                                            $     2    $     7

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Collapse of related party notes:
    Subordinated debenture                                             $ 1,456
                                                                       =======
    Note receivable                                                    $ 2,600
                                                                       =======
    Treasury Stock                                                     $ 1,139
                                                                       =======

See accompanying notes to condensed consolidated financial statements.

                 PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Phoenix Restaurant Group, Inc. and Subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, these operating results are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 29, 1999.

We currently operate 189 family-oriented, full-service restaurants in 20 states, primarily in the southwestern, midwestern, western, and southeastern United States. We own and operate 92 Black-eyed Pea restaurants, primarily in Texas, Arizona, Oklahoma, and the Washington, D.C. area. We also own and operate 97 Denny's restaurants, which represents approximately 5.4% of the Denny's system and makes us the largest Denny's franchisee in terms of revenue and the number of restaurants operated.

(2) ACQUISITIONS AND DIVESTITURES

During 1999, we sold or closed three Denny's and 16 Black-eyed Pea restaurants. All of these restaurants were underperforming and geographically undesirable. We believe that these sales and closures have improved our restaurant portfolio. We will continue to evaluate the operating results of all remaining restaurants after our currently anticipated sales. We will sell or close any of those restaurants that do not meet our criteria for operating results.

In October 1999, we retained CNL Advisory Services to act as our agent in the sale of our remaining Denny's restaurants. As of March 29, 2000, we have received letters of interest for the proposed sale of our remaining Denny's restaurants. These proposals are subject to usual and customary conditions to closing, including the buyers' obtaining financing for such transactions. To the extent that we sell some or all of our remaining Denny's restaurants, we intend to apply the proceeds to permanently reduce our outstanding indebtedness and pay customary fees associated with the closing of the transactions.

(3) OTHER MATTERS

On June 30, 1999, we consummated a $20.1 million financing agreement with CNL APF Partners, LP whereby CNL purchased the remaining outstanding indebtedness under our existing senior credit facility and advanced an additional $5.4 million to us. As a result of our decision to sell our remaining Denny's restaurants, we and CNL have agreed to modify the financing agreement. In August 1999, this debt was modified to be interest only through January 31, 2000. As of January 31, 2000, the entire principal balance was due. As no principal payments have been made we are currently in default on the note. Negotiations are currently underway to modify the payment terms of the note so as to bring us in compliance with the loan. We cannot provide assurance, however, that we and CNL will agree to an extension or other revisions of the payment terms of the note that will be acceptable to us.

(4) BUSINESS SEGMENTS

We operate family-oriented, full-service restaurants under two separate concepts, Black-eyed Pea and Denny's. We own the Black-eyed Pea brand and operate the Denny's restaurants under the terms of franchise agreements. Our revenue and restaurant operating income for the thirteen-week periods ended March 29, 2000 and March 31, 1999 are as follows:

     REVENUES                                           1999         2000
     --------                                          -------      -------
     Black-eyed Pea                                    $35,612      $31,478
     Denny's                                            25,329       24,993
                                                       -------      -------
          Total revenues                               $60,941      $56,471
                                                       =======      =======


     RESTAURANT OPERATING INCOME                        1999         2000
     ---------------------------                       -------      -------
     Black-eyed Pea                                    $ 3,441      $ 3,453
     Denny's                                             1,662        2,869
                                                       -------      -------
          Total restaurant operating income              5,103        6,322
          Administrative expenses                        2,831        2,974
                                                       -------      -------
          Total operating income                       $ 2,272      $ 3,348
                                                       =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We currently operate 92 Black-eyed Pea restaurants in 8 states, including 81 restaurants in Texas, Oklahoma, and Arizona. Through March 29, 2000, comparable same-store sales decreased 11.4%, and average weekly sales decreased 3.7% as compared with the first quarter of fiscal 1999. This decrease is primarily attributable to the shift from television advertising to local store marketing. We expect minimal impact to operating income due to this shift in advertising strategy. Carry-out sales accounted for approximately 12.8% and 11.6% of restaurant sales for the first quarters of 2000 and 1999, respectively.

As of March 29, 2000, we operated 97 Denny's restaurants in 17 states, including 54 restaurants in Texas, Florida, and Arizona. Through March 29, 2000, comparable same-store sales increased 1.7%, and average weekly sales increased 1.7% as compared with the first quarter of fiscal 1999. The increase is the result of the disposal of certain underperforming restaurants and the improvement in the overall asset base.

COMPARISON OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations expressed as a percentage of total restaurant sales.

                                                          March 31,    March 29,
                                                            1999         2000
                                                            -----        -----
                                                         (13 weeks)   (13 weeks)

Restaurant sales                                             100%         100%
                                                            -----        -----
Restaurant operating expenses:
  Food and beverage costs                                    27.0         27.0
  Payroll and payroll related costs                          34.2         34.3
  Depreciation and amortization                               2.8          1.2
  Other restaurant operating expenses                        27.7         26.3
                                                            -----        -----
      Total operating expenses                               91.7         88.8
                                                            -----        -----
Restaurant operating income                                   8.3         11.2
Administrative expenses                                       4.6          5.3
                                                            -----        -----
Operating income                                              3.7          5.9
Interest expense                                              4.3          5.1
                                                            -----        -----
Income (loss) before income taxes                             (.6)          .8
Income tax (benefit)                                          (.3)          --
                                                            -----        -----
Net income (loss)                                             (.3)          .8
                                                            =====        =====

THIRTEEN-WEEK PERIOD ENDED MARCH 29, 2000 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED MARCH 31, 1999

     RESTAURANT SALES. Restaurant sales decreased $4.5 million, or 7.3%, to $56.5 million for the thirteen-week period ended March 29, 2000 as compared with restaurant sales of $60.9 million for the thirteen-week period ended March 31, 1999. This decrease was primarily attributable to a decline in same-store sales of $3.7 million for the Black-eyed Pea restaurants due to a reduced emphasis on television advertising. Our Denny's restaurants increased same-store sales by 1.7% during the first quarter of 2000. Restaurant sales attributable to the Black-eyed Pea restaurants for the fiscal 2000 and 1999 periods totaled 56% and 58% of total restaurant sales, respectively.

     FOOD AND BEVERAGE COSTS. Food and beverage costs remained constant at 27.0% of restaurant sales for the thirteen-week periods ended March 29, 2000 and March 31, 1999.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.3% of restaurant sales for the thirteen-week period ended March 29, 2000 as compared with 34.2% of restaurant sales for the thirteen-week period ended March 31, 1999. This increase was primarily attributable to the lower sales volumes at the Black-eyed Pea restaurants in 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, and other items was $676,000 for the thirteen-week period ended March 29, 2000, as compared with $1.7 million for the thirteen-week period ended March 31, 1999. This decrease is attributable to the reclassification of assets as being held for sale. In accordance with SFAS No. 121, we ceased depreciation of the assets associated with our Denny's restaurants at the end of September 1999 after our decision to sell all of those restaurants.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses were 26.3% of restaurant sales for the thirteen-week period ended March 29, 2000 as compared with 27.7% of restaurant sales for the thirteen-week period ended March 31, 1999. As a result of a change in accounting principles, new store opening costs of approximately zero and $216,000, were expensed when incurred in the first quarter of 2000 and 1999, respectively. Excluding these items, other restaurant operating expenses, expressed as a percentage of revenue, would have been 26.3% and 27.3% in fiscal 2000 and 1999, respectively. This decrease is primarily due to the reduction in television advertising.

     RESTAURANT OPERATING INCOME. Restaurant operating income increased to $6.3 million, or 11.2% of restaurant sales, for the thirteen-week period ended March 29, 2000, as compared with $5.1 million, or 8.3% of restaurant sales, for the thirteen-week period ended March 31, 1999. This increase was principally the result of the reduced level of expenses described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses were $3.0 million, or 5.3% of restaurant sales, for the thirteen-week period ended March 29, 2000, as compared with $2.8 million, or 4.6% of restaurant sales, for the thirteen-week period ended March 31, 1999. This increase of $143,000 is primarily attributable to increased legal and professional fees, offset by the reduction in administrative costs associated with the restaurants sold and closed. Administrative expenses expressed as a percentage of restaurant sales, however, increased primarily as a result of decreased same-store sales at the Black-eyed Pea restaurants.

     INTEREST EXPENSE - NET. Interest expense, net, was $2.9 million, or 5.1% of restaurant sales, for the thirteen-week period ended March 29, 2000 as compared with $2.6 million, or 4.3% of restaurant sales, for the thirteen-week period ended March 31, 1999. The change is the result of the increase in outstanding debt in 1999.

     INCOME TAX (BENEFIT). We did not record tax expense (benefit) associated with the operating income in 2000 due to the uncertainty of the future utilization of the deferred income tax asset.

     NET INCOME (LOSS). We recorded net income of approximately $477,000 for the thirteen-week period ended March 29, 2000 and a net loss of $199,000 for the thirteen-week period ended March 31, 1999, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our strategy has been to (a) concentrate on developing the Black-eyed Pea concept and brand identity; (b) focus on restaurants that achieve certain operational and geographic efficiencies; and (c) sell or close underperforming restaurants and refinance our indebtedness. During 1999, we sold or closed three Denny's and 16 Black-eyed Pea restaurants. All of these restaurants were underperforming and geographically undesirable. We believe that these sales and closures have improved our restaurant portfolio. In October 1999, we retained CNL Advisory Services to act as our agent in the sale of our remaining Denny's restaurants. As of March 29, 2000, we have received letters of interest for the proposed sale of our remaining Denny's restaurants. These proposals are subject to usual and customary conditions to closing, including the buyers' obtaining financing for such transactions. To the extent that we sell some or all of our remaining Denny's restaurants, we intend to apply the proceeds to permanently reduce our outstanding indebtedness and pay customary fees associated with the closing of the transactions. We will continue to evaluate the operating results of our restaurants remaining after our currently anticipated sales. We will sell or close any of those restaurants that do not meet our criteria for operating results.

We, and the restaurant industry generally, operate primarily on a cash basis with a relatively small amount of receivables. Therefore, like many other companies in the restaurant industry, we operate with a working capital deficit. Our working capital deficit was $6.3 million at March 29, 2000 and $4.1 million at December 29, 1999. The working capital deficit increased $2.2 million primarily due to the collapse of a note receivable which was currently due, offset by a long term subordinated note. We anticipate that we will continue to operate with a working capital deficit.

We historically have satisfied our capital requirements through credit facilities and sale-leaseback financings. We require capital principally for the development of new restaurants and maintenance expenditures on existing restaurants. We estimate that costs to develop and open new Black-eyed Pea restaurants, excluding real estate and building costs, will be approximately $350,000 to $450,000 per restaurant. We believe that our financing commitments will be adequate to meet our needs during the remainder of 2000.

On June 30, 1999, we consummated a $20.1 million financing agreement with CNL APF Partners, LP whereby CNL purchased the remaining outstanding indebtedness under our existing senior credit facility and advanced an additional $5.4 million to us. As a result of our decision to sell our remaining Denny's restaurants, we and CNL have agreed to modify the financing agreement. In August 1999, this debt was modified to be interest only through January 31, 2000. As of January 31, 2000, the entire principal balance became due. As no principal payments have been made we are currently in default on the note. Negotiations are currently underway to modify the payment terms of the note so as to bring us in compliance with the loan. We cannot provide assurance, however, that we and CNL will agree to an extension or other revisions of the payment terms of the note that will be acceptable to us.

At March 29, 2000, we had outstanding $15,449,000 principal amount of Series B 13% Subordinated Notes due 2003. Certain holders of the Series B Notes have not received interest payments since March 31, 1997. As of March 29, 2000, accrued and unpaid interest due to these holders totals $7,630,000. In addition, we have not received waivers from these holders for noncompliance of certain of the debt covenants under the Series B Notes. The fair value of the Series B Notes at March 29, 2000 is $16,794,000.

SEASONALITY

Our operating results fluctuate from quarter to quarter as a result of the seasonal nature of the restaurant industry and other factors. Our restaurant sales are generally greater in the second and third fiscal quarters (April through September) than in the first and fourth fiscal quarters (October through March). Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. Our working capital requirements also fluctuate seasonally.

INFLATION

We do not believe that inflation has had a material effect on operating results in past years. Although increases in labor, food or other operating costs could adversely affect our operations, we generally have been able to modify our operating procedures or to increase prices to offset increases in operating costs.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including those imbedded in other contracts, and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. We have not completed the process of evaluating the impact that will result from adopting SFAS No. 133. We are therefore unable to disclose the impact that adopting SFAS No. 133 will have on our financial position and results of operations when such statement is adopted.

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on the our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in Item 1 - "Special Considerations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 29, 2000, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk and we do not engage in currency speculation or use derivative instruments to hedge against known or forecasted market exposures.

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


                                        PHOENIX RESTAURANT GROUP, INC.

Dated: May 13, 2000                     By: /s/ Brian S. McAlpine
                                            ------------------------------------
                                            Brian S. McAlpine
                                            Vice President - Finance and Acting
                                            Chief Financial Officer

                                            (Duly authorized officer of the
                                            registrant, principal financial and
                                            accounting officer)