Form 10-Q
period 2000-06-28
PHOENIX RESTAURANT GROUP INC
filed 2000-08-16
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2000

                         Commission File Number 1-13226


                         PHOENIX RESTAURANT GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                GEORGIA                                          58-1861457
    -------------------------------                          -------------------
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


        7373 N. SCOTTSDALE ROAD
       SUITE D-120, SCOTTSDALE AZ                                   85253
----------------------------------------                         ----------
(address of principal executive offices)                         (zip code)


                                 (480) 483-7055
              ----------------------------------------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's class of common stock as of the latest practicable date, is as follows: 13,081,821 shares of Common Stock, $.10 par value, as of August 16, 2000.

                         PHOENIX RESTAURANT GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28, 2000


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1   Unaudited Financial Statements

         Condensed Consolidated Balance Sheets -
         December 29, 1999 and June 28, 2000................................   3

         Condensed Consolidated Statements of Operations - 13-Week Periods ended June 30, 1999 and June 28, 2000 and 26-Week Periods ended
         June 30, 1999 and June 28, 2000 ...................................   4

         Condensed Consolidated Statements of Cash Flows - 13-Week Periods ended June 30, 1999 and June 28, 2000 and 26-Week Periods ended
         June 30, 1999 and June 28, 2000....................................   5

         Notes to Condensed Consolidated Financial Statements...............   6

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   8

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk.........  14


PART II. OTHER INFORMATION..................................................  15

         SIGNATURES.........................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                         PHOENIX RESTAURANT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                        DECEMBER 29,  JUNE 28,
                                                           1999         2000
                                                         ---------    ---------
                                ASSETS                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $   1,491    $   2,465
  Receivables                                                2,244        2,180
  Inventories                                                1,087        1,011
  Deferred income taxes                                     11,700       11,700
  Other current assets                                       4,761        1,451
  Net assets held for sale                                  42,128       42,809
                                                         ---------    ---------
     Total current assets                                   63,411       61,616
PROPERTY AND EQUIPMENT - Net                                20,619       20,054
INTANGIBLE ASSETS - Net                                     11,117       10,934
OTHER ASSETS                                                 3,220        3,212
                                                         ---------    ---------

TOTAL                                                    $  98,367    $  95,816
                                                         =========    =========
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                       $  17,778    $  21,026
  Accrued compensation                                       5,237        5,146
  Accrued taxes                                              4,733        3,614
  Other current liabilities                                 14,082       14,067
  Current debt obligations                                  25,651       25,711
                                                         ---------    ---------
       Total current liabilities                            67,481       69,564
LONG-TERM DEBT - Less current portion                       54,908       51,877
OTHER LONG-TERM LIABILITIES                                  5,214        4,662
                                                         ---------    ---------

      Total liabilities                                    127,603      126,103
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES (note 3)

SHAREHOLDERS' DEFICIT
  Preferred stock, $.01 par value; authorized,
    5,000,000 shares; issued and outstanding none
  Common stock $.10 par value; authorized,
    40,000,000 shares; 13,485,277 shares issued
    and outstanding                                          1,349        1,349
  Additional paid-in capital                                35,869       35,869
  Treasury stock, at cost, 403,456 shares                       --       (1,139)
  Accumulated deficit                                      (66,454)     (66,366)
                                                         ---------    ---------

    TOTAL SHAREHOLDERS' DEFICIT                            (29,236)     (30,287)
                                                         ---------    ---------

TOTAL                                                    $  98,367    $  95,816
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

                         PHOENIX RESTAURANT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             13-WEEK PERIOD ENDED      26-WEEK PERIOD ENDED
                                                 (UNAUDITED)               (UNAUDITED)
                                            ----------------------    ----------------------
                                            JUNE 30,     JUNE 28,     JUNE 30,     JUNE 28,
                                              1999         2000         1999         2000
                                            ---------    ---------    ---------    ---------
RESTAURANT SALES                            $  61,801    $  55,523    $ 122,742    $ 111,994
                                            ---------    ---------    ---------    ---------
RESTAURANT OPERATING
EXPENSES:
  Food and beverage costs                      16,775       15,263       33,238       30,484
  Payroll and payroll related costs            21,341       19,202       42,160       38,574
  Depreciation and amortization                 1,676          633        3,361        1,309
  Other restaurant operating expenses          17,425       14,671       34,296       29,551
  Charge for impaired assets                    3,000           --        3,000           --
                                            ---------    ---------    ---------    ---------
       Total operating expenses                60,217       49,769      116,055       99,918
                                            ---------    ---------    ---------    ---------

RESTAURANT OPERATING INCOME                     1,584        5,754        6,687       12,076

ADMINISTRATIVE EXPENSES                         2,950        3,100        5,781        6,074
                                            ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                        (1,366)       2,654          906        6,002

INTEREST EXPENSE - Net                          3,389        3,043        5,995        5,914
                                            ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME
  TAXES                                        (4,755)        (389)      (5,089)          88

INCOME TAX (BENEFIT)                             (596)          --         (731)          --
                                            ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                          (4,159)        (389)      (4,358)          88

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT net of
  income tax benefit of $686                   (1,273)          --       (1,273)          --
                                            ---------    ---------    ---------    ---------

NET INCOME (LOSS)                           $  (5,432)   $    (389)   $  (5,631)   $      88
                                            =========    =========    =========    =========

Basic and diluted income (loss) per share
  Before extraordinary item                 $    (.31)   $    (.03)   $    (.32)   $     .01
                                            =========    =========    =========    =========
  Net income (loss)                         $    (.31)   $    (.03)   $    (.32)   $     .01
                                            =========    =========    =========    =========

Basic and diluted weighted average shares
  Outstanding:
    Basic                                      13,485       13,081       13,485       13,081
                                            =========    =========    =========    =========
    Diluted                                    13,485       13,081       13,485       13,559
                                            =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                         PHOENIX RESTAURANT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           13-WEEK PERIOD ENDED   26-WEEK PERIOD ENDED
                                                               (UNAUDITED)            (UNAUDITED)
                                                            ------------------     ------------------
                                                            JUNE 30,   JUNE 28,    JUNE 30,   JUNE 28,
                                                             1999       2000        1999       2000
                                                            -------    -------     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $(5,432)   $  (389)    $(5,631)   $    88
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                           1,676        633       3,361      1,309
      Amortization of deferred financing costs                   90         --         181        187
      Charge for impaired assets                              3,000         --       3,000         --
      Extraordinary items                                     1,273         --       1,273         --
      Deferred income taxes                                    (596)        --        (731)        --
      Deferred rent                                              (8)        82          53        197
      Other - net                                              (319)       (31)       (534)       (34)
      Changes in operating assets and liabilities
        net of dispositions:
          Receivables                                          (558)       720        (529)        65
          Inventories                                            99         37          50         76
          Other current assets                                  424       (217)        590        (98)
          Accounts payable and accrued liabilities              395        204        (698)     1,755
                                                            -------    -------     -------    -------
      Net cash provided by operating activities                  44      1,039         385      3,545
                                                            -------    -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                       (948)      (584)     (2,407)    (1,014)
      Purchase of intangibles                                   (84)        --        (120)        --
      Proceeds from sale of assets                               --        145          --        145
                                                            -------    -------     -------    -------
      Net cash provided by (used in) operating activities    (1,032)      (439)     (2,527)      (869)
                                                            -------    -------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings                                              5,521         --       6,378         --
      Debt issuance costs                                    (1,033)        --      (1,033)        --
      Note receivable collections                               595        112         733        197
      Principal reductions on long-term obligations            (878)    (1,108)     (1,786)    (1,899)
                                                            -------    -------     -------    -------
          Net cash used in financing activities               4,205       (996)      4,292     (1,702)
                                                            -------    -------     -------    -------
NET CHANGE IN CASH AND CASH
      EQUIVALENTS                                             3,217       (396)      2,150        974
CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                     1,263      2,861       2,330      1,491
                                                            -------    -------     -------    -------

CASH AND CASH EQUIVALENTS AT END OF
      PERIOD                                                $ 4,480    $ 2,465     $ 4,480    $ 2,465
                                                            =======    =======     =======    =======
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:                   $ 2,191    $ 2,289     $ 4,064    $ 4,237
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
      Cancellation of related party notes:
          Subordinated debenture                                                              $ 1,456
          Note receivable                                                                     $ 2,600

          Treasury stock                                                                      $ 1,139

See accompanying notes to condensed consolidated financial statements

                         PHOENIX RESTAURANT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

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

(2) ACQUISITIONS AND DIVESTITURES

We sold or closed two Denny's and sixteen Black-eyed Pea restaurants in 1999 and one Denny's and one Black-eyed Pea restaurant in the first six months of 2000. All of these restaurants were underperforming and geographically undesirable. We believe that these sales and closures have improved our restaurant portfolio. We will continue to evaluate the operating results of all remaining restaurants after our currently anticipated sales. We will sell or close any of those restaurants that do not meet our criteria for operating results.

In October 1999, we retained CNL Advisory Services to act as our agent in the sale of our remaining Denny's restaurants. On June 22, 2000, we entered into an agreement to sell 56 Denny's restaurants to an existing Denny's franchisee for $35.6 million in cash. The consummation of the sale is subject to usual and customary conditions to closing, including the buyer's satisfactory completion of its due diligence and inspection of the restaurants and the buyer's obtaining financing for the transaction. As of June 28, 2000, we received letters of interest for the proposed sale of the other 41 Denny's restaurants. These proposals are subject to usual and customary conditions to closing, including the buyers' obtaining financing for such transactions. To the extent that we sell some or all of our remaining Denny's restaurants, we intend to apply the proceeds to reduce our outstanding indebtedness and pay customary fees associated with the closing of the transactions.

It is anticipated that the sale of all Denny's restaurants will be completed by the end of fiscal 2000.

(3) OTHER MATTERS

On June 30, 1999, CNL APF Partners, LP acquired the remaining outstanding indebtedness under our existing senior credit facility and advanced an additional $5.4 million to us. As part of this transaction, we issued to CNL a $20.1 million interim balloon note. In August 1999, this debt was modified to be interest only through January 31, 2000. As of January 31, 2000 the entire principal balance was due. We are currently in default on the note and have classified it as a current liability. In May 2000, we entered into a non-binding letter of intent with CNL to extend the maturity date of the note to September
30, 2000. We cannot provide assurance, however, that we and CNL will agree to any further extension or other revisions of the payment terms of the note that will be acceptable to us.

Included in other current assets at December 31, 1999 was a $2.5 million note receivable from shareholders bearing interest at 6%. The note was secured by Series B Notes with a face amount of approximately $1.5 million and 403,456 shares of our company's common stock. In the first quarter of fiscal 2000, we entered into an agreement with the holder of the note whereby the securities collateralizing the note were used to redeem the receivable. The common stock thus acquired has been classified as treasury stock with a value of $1,139,000 representing the difference in carrying value between the note receivable and the Series B Notes redeemed.

(4) BUSINESS SEGMENTS

We operate family-oriented, full-service restaurants under two separate concepts, Black-eyed Pea and Denny's. We own the Black-eyed Pea brand and operate the Denny's restaurants under the terms of franchise agreements. Our revenue and restaurant operating income for the thirteen-week and twenty six-week periods ended June 28, 2000 and June 30, 1999 are as follows:

                                          13-WEEK PERIOD ENDED     26-WEEK PERIOD ENDED
                                         ----------------------   ----------------------
REVENUES                                 June 30,     June 28,    June 30,     June 28,
                                           1999         2000        1999         2000
                                         ---------    ---------   ---------    ---------
Black-eyed Pea                           $  35,288    $  29,612   $  70,901    $  61,090
Denny's                                     26,513       25,911      51,841       50,904
                                         ---------    ---------   ---------    ---------
     Total revenues                      $  61,801    $  55,523   $ 122,742    $ 111,994
                                         =========    =========   =========    =========

RESTAURANT OPERATING INCOME
Black-eyed Pea                           $   2,504    $   2,771   $   5,946    $   6,158
Denny's                                      1,898        2,955       3,559        5,824
Charge for impaired assets                  (3,000)          --      (3,000)          --
Gain on sale of assets                         182           28         182           94
                                         ---------    ---------   ---------    ---------
     Total restaurant operating income       1,584        5,754       6,687       12,076
     Administrative expenses                 2,950        3,100       5,781        6,074
                                         ---------    ---------   ---------    ---------
     Total operating income (loss)       $  (1,366)   $   2,654   $     906    $   6,002
                                         =========    =========   =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We currently operate 92 Black-eyed Pea restaurants in 8 states, including 81 restaurants in Texas, Oklahoma, and Arizona. Through June 28, 2000, comparable same-store sales decreased 12.3%, and average weekly sales decreased 5.4% as compared with the first quarter of fiscal 1999. This decrease is primarily attributable to the shift from television advertising to local store marketing. Carry-out sales accounted for approximately 13.0% and 11.4% of restaurant sales for the 13-week period and 12.9% and 11.5% for the 26-week period ended June 28, 2000 and June 30, 1999.

As of June 28, 2000, we operated 97 Denny's restaurants in 17 states, including 54 restaurants in Texas, Florida, and Arizona. Through June 28, 2000, comparable same-store sales increased 1.0%, and average weekly sales remained constant at $20,200 per unit as compared with the first two quarters of fiscal 1999. The increase is the result of the disposal of certain underperforming restaurants and the improvement in the overall asset base.

COMPARISON OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations expressed as a percentage of total restaurant sales.

                                          13-WEEK PERIOD ENDED     26-WEEK PERIOD ENDED
                                         ----------------------   ----------------------
                                         June 30,     June 28,    June 30,     June 28,
                                           1999         2000        1999         2000
                                         ---------    ---------   ---------    ---------
Restaurant sales                             100%         100%        100%         100%
                                           -----        -----       -----        -----
Restaurant operating expenses:
  Food and beverage costs                   27.1         27.5        27.1         27.2
  Payroll and payroll related costs         34.5         34.6        34.4         34.4
  Depreciation and amortization              2.7          1.1         2.7          1.2
  Other restaurant operating expenses       28.2         26.4        28.0         26.4
  Charge for impaired assets                 4.9           --         2.4           --
                                           -----        -----       -----        -----
      Total operating expenses              97.4         89.6        94.6         89.2
                                           -----        -----       -----        -----
Restaurant operating income                  2.6         10.4         5.4         10.8
Administrative expenses                      4.8          5.6         4.7          5.4
                                           -----        -----       -----        -----
Operating income                            (2.2)         4.8          .7          5.4
Interest expense                             5.5          5.5         4.9          5.3
                                           -----        -----       -----        -----
Income (loss) before income taxes and
  extraordinary items                        (77)        (0.7)       (4.2)          .1
Income tax benefit                          (1.0)          --        (0.6)          --
                                           -----        -----       -----        -----
Loss before extraordinary items             (6.7)        (0.7)       (3.6)          .1
Extraordinary items                         (2.1)          --        (1.0)          --
                                           -----        -----       -----        -----
Net income (loss)                           (8.8%)       (0.7%)      (4.6%)         .1%
                                           =====        =====       =====        =====

THIRTEEN-WEEK PERIOD ENDED JUNE 28, 2000 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED JUNE 30, 1999

     RESTAURANT SALES. Restaurant sales decreased $6.3 million, or 10.2%, to $55.5 million for the thirteen-week period ended June 28, 2000 as compared with restaurant sales of $61.8 million for the thirteen-week period ended June 30, 1999. This decrease was primarily attributable to a decline in same-store sales of $4.1 million for the Black-eyed Pea restaurants due to a reduced emphasis on television advertising and a decline of $3.5 million due to the closure or sale of Black-eyed Pea and Denny's restaurants offset by sales from new stores. Our Denny's restaurants increased same-store sales by 0.5% during the second quarter of 2000. Restaurant sales attributable to the Black-eyed Pea restaurants for the second quarter of 2000 and 1999 totaled 53% and 57% of total restaurant sales, respectively.

     FOOD AND BEVERAGE COSTS. Food and beverage costs increased to 27.5% of restaurant sales for the thirteen-week period ended June 28, 2000 as compared with 27.1% of restaurant sales for the thirteen-week period ended June 30, 1999. This increase is primarily due to increases in pork and coffee costs.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.6% of restaurant sales for the thirteen-week period ended June 28, 2000 as compared with 34.5% of restaurant sales for the thirteen-week period ended June 30, 1999. This increase was primarily attributable to the lower sales volumes from the change in the Black-eyed Pea restaurants marketing program and higher average wages offset by the closing of higher cost restaurants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, and other items was $633,000 for the thirteen-week period ended June 28, 2000, as compared with $1.7 million for the thirteen-week period ended June 30, 1999. In September 1999, we committed to a plan to sell all of our Denny's restaurants. In accordance with SFAS No. 121, the assets of these restaurants were reclassified as being held for sale and depreciation ceased. The decrease in depreciation and amortization of $1.0 million is primarily due to the cessation of depreciation on these assets.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses were 26.4% of restaurant sales for the thirteen-week period ended June 28, 2000 as compared with 28.2% of restaurant sales for the thirteen-week period ended June 30, 1999. As a result of a change in accounting principles, new store opening costs of approximately zero and $380,000, were expensed when incurred in the second quarter of 2000 and 1999, respectively. Occupancy costs were reduced by $813,000 in the second quarter of 2000 due to the renegotiation of an equipment lease. Excluding these items, other restaurant operating expenses would have been $15.5 million, or 27.9% of sales, for the thirteen-week period ended June 28, 2000 and $17.0 million, or 27.6% of sales, for the thirteen-week period ended June 30, 1999. The remaining decrease of $1.6 million is primarily due to the reduction in television advertising.

     RESTAURANT OPERATING INCOME. Restaurant operating income increased to $5.8 million, or 10.4% of restaurant sales, for the thirteen-week period ended June 28, 2000, as compared with $1.6 million, or 2.6% of restaurant sales, for the thirteen-week period ended June 30, 1999. Restaurant operating income in 1999 included a $3.0 million charge for impaired assets. Excluding this charge, restaurant operating income would have been $4.6 million, or 7.4% of restaurant sales in 1999. This increase was principally the result of the reduced level of expenses described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses were $3.1 million, or 5.6% of restaurant sales, for the thirteen-week period ended June 28, 2000, as compared with $3.0 million, or 4.8% of restaurant sales, for the thirteen-week period ended June 30, 1999. The increase of $150,000 was due to increases in legal and professional fees offset by the reduction in administrative costs associated with the restaurants sold and closed. Administrative expenses expressed as a percentage of restaurant sales, however, increased primarily as a result of decreased same-store sales at the Black-eyed Pea restaurants.

     INTEREST EXPENSE - NET. Interest expense, net, was $3.0 million, or 5.5% of restaurant sales, for the thirteen-week period ended June 28, 2000 as compared with $3.4 million, or 5.5% of restaurant sales, for the thirteen-week period ended June 30, 1999. The change is the result of the increase in outstanding debt in 2000 offset by the recording of approximately $239,000 in 2000 and $600,000 in 1999, which represents the accrual of the compound effect of the interest associated with the Series B notes.

     INCOME TAX (BENEFIT). We did not record additional tax expense (benefit) associated with the operating loss in 2000 due to the uncertainty of the future utilization of the deferred income tax asset.

     EXTRAORDINARY ITEMS. The extraordinary item related to the expensing of certain deferred financing costs associated with the early payoff of certain debt obligations.

     NET INCOME (LOSS). We recorded a net loss of approximately $389,000 for the thirteen-week period ended June 28, 2000 and a net loss of $5.4 million for the thirteen-week period ended June 30, 1999, as a result of the factors described above.

TWENTY-SIX WEEK PERIOD ENDED JUNE 28, 2000 COMPARED WITH TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 1999

     RESTAURANT SALES. Restaurant sales decreased $10.7 million, or 8.8%, to $112.0 million for the twenty-six week period ended June 28, 2000 as compared with restaurant sales of $122.7 million for the twenty-six week period ended June 30, 1999. This decrease was primarily attributable to a decline in same-store sales of $7.8 million for our Black-eyed Pea restaurants due to a reduced emphasis on television advertising and a decline of $7.3 million due to the closure or sale of Black-eyed Pea and Denny's restaurants offset by sales from new stores. Our Denny's restaurants increased same-store sales by 1.0% during the first two quarters of 2000. Restaurant sales attributable to our Black-eyed Pea restaurants for the fiscal 2000 and 1999 periods totaled 55% and 58% of total restaurant sales, respectively.

     FOOD AND BEVERAGE COSTS. Cost of food and beverage increased to 27.2% of restaurant sales for the twenty-six week period ended June 28, 2000 as compared with 27.1% of restaurant sales for the twenty-six week period ended June 30, 1999. This increase is primarily due to increases in pork and coffee costs.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs remained constant at 34.4% of restaurant sales for the twenty-six week periods ended June 28, 2000 and June 30, 1999. Increases in payroll costs as a percentage of sales were attributable to the lower sales volumes from the change in the Black-eyed Pea marketing program and higher average wages, offset by the closing of higher cost restaurants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, and other items decreased to $1.3 million for the twenty-six week period ended June 28, 2000 as compared with $3.4 million for the twenty-six week period ended June 30, 1999. In September 1999, we committed to a plan to sell all of our Denny's restaurants. In accordance with SFAS No. 121, the assets of these restaurants were reclassified as being held for sale and depreciation ceased. The decrease in depreciation and amortization of $2.1 million is primarily due to the cessation of depreciation on these assets.

     OTHER RESTAURANT OPERATING COSTS. Other restaurant operating costs were 26.4% of restaurant sales for the twenty-six week period ended June 28, 2000 as compared with 28.0% of restaurant sales for the twenty-six week period ended June 30, 1999. As a result of a change in accounting principles, new store opening costs of approximately zero and $597,000, were expensed when incurred in the twenty six-week period of 2000 and 1999, respectively. Occupancy costs were reduced by $813,000 in the second quarter of 2000 due to the renegotiation of an equipment lease. Excluding these items, other restaurant operating expenses would have been $30.4 million, or 27.1% of sales, for the twenty six-week period ended June 30, 2000 and $33.7 million, or 27.5% of sales, for the twenty six-week period ended June 30, 1999. The decrease of $3.3 million is primarily due to the reduction in television advertising.

     RESTAURANT OPERATING INCOME. Restaurant operating income increased to $12.1 million, or 10.8% of restaurant sales, for the twenty-six week period ended June 28, 2000 as compared with $6.7 million, or 5.4% of restaurant sales, for the twenty-six week period ended June 30, 1999. Restaurant operating income in 1999 included a $3.0 million charge for impaired assets. Excluding this charge, restaurant operating income would have been $9.7 million, or 7.9% of restaurant sales, in 1999. This increase was principally the result of the reduced level of expenses described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses increased to $6.1 million, or 5.4% of restaurant sales for the twenty-six week period ended June 28, 2000 as compared with $5.8 million, or 4.7% of restaurant sales, for the twenty-six week period ended June 30, 1999. This increase of $293,000 is primarily attributable to increased legal and professional fees, offset by the reduction in administrative costs associated with the restaurants sold and closed. Administrative expenses expressed as a percentage of restaurant sales, however, increased primarily as a result of decreased same-store sales at our Black-eyed Pea restaurants.

     INTEREST EXPENSE - NET. Interest expense was $5.9 million, or 5.3% of restaurant sales, for the twenty-six week period ended June 28, 2000 as compared with $6.0 million, or 4.9% of restaurant sales, for the twenty-six week period ended June 30, 1999. The change is the result of the increase in outstanding debt in 2000 offset by the recording of approximately $430,000 in 2000 and $600,000 in 1999, which represents the accrual of the compound effect of the interest associated with the Series B notes.

     INCOME TAX BENEFIT. We did not record tax expense (benefit) associated with the operating income in 2000 due to the uncertainty of the future utilization of the deferred income tax asset.

     EXTRAORDINARY ITEMS. The extraordinary items related to expensing of certain deferred financing costs associated with the early payoff of certain debt obligations.

     NET INCOME (LOSS). We recorded net income of approximately $88,000 for the twenty six-week period ended June 28, 2000 and a net loss of $5.6 million for the twenty six-week period ended June 30, 1999, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our strategy has been to: (a) concentrate on developing the Black-eyed Pea concept and brand identity; (b) focus on restaurants that achieve certain operational and geographic efficiencies; and (c) sell or close underperforming restaurants and refinance our indebtedness. We sold or closed two Denny's and sixteen Black-eyed Pea restaurants in 1999 and one Denny's and one Black-eyed Pea restaurant in the first six months of 2000. All of these restaurants were underperforming and geographically undesirable. We believe that these sales and closures have improved our restaurant portfolio.

In October 1999, we retained CNL Advisory Services to act as our agent in the sale of our remaining Denny's restaurants. On June 22, 2000, we entered into an agreement to sell 56 Denny's restaurants to an existing Denny's franchisee for $35.6 million in cash. The consummation of the sale is subject to usual and customary conditions to closing, including the buyer's satisfactory completion of its due diligence and inspection of the restaurants and the buyer's obtaining financing for the transaction. As of June 28, 2000, we received letters of interest for the proposed sale of the other 41 Denny's restaurants. These proposals are subject to usual and customary conditions to closing, including the buyers' obtaining financing for such transactions.

To the extent that we sell some or all of our remaining Denny's restaurants, we intend to apply the proceeds to reduce our outstanding indebtedness and pay customary fees associated with the closing of the transactions. The assets and liabilities related to the Denny's restaurants have been reported as net assets held for sale. We continue to review net assets held for sale to determine whether events or changes in circumstances indicate that the carrying value of the net assets may not be recoverable. We will continue to evaluate the operating results of our restaurants remaining after our currently anticipated sales. We will sell or close any of those restaurants that do not meet our criteria for operating results.

We, and the restaurant industry generally, operate primarily on a cash basis with a relatively small amount of receivables and inventory. Therefore, like many other companies in the restaurant industry, we operate with a working capital deficit. Our working capital deficit was $7.9 million at June 28, 2000 and $4.1 million at December 29, 1999. Our working capital deficit increased $3.8 million primarily due to the cancellation of a current note receivable and a long-term subordinated note in the first quarter of 2000 as described in "Other Matters" in the notes under Item 1 of this Form 10-Q. We anticipate that we will continue to operate with a working capital deficit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From 1997 through 1999, we have experienced net losses aggregating approximately $51.5 million, which includes asset impairment losses of $33.4 million. In the first six months of 2000 there has been a net gain of $88,000. As a result, as of June 28, 2000 we had a shareholders' deficit of $30.3 million and our current liabilities exceeded our current assets by $7.9 million. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms and covenants of our financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. We are continuing our efforts to obtain additional funds so that we can meet our obligations and sustain operations. There can be no assurance that additional financing will be available to us or available on satisfactory terms.

On June 30, 1999, CNL APF Partners, LP acquired the remaining outstanding indebtedness under our existing senior credit facility and advanced an additional $5.4 million to us. As part of this transaction, we issued to CNL a $20.1 million interim balloon note. In August 1999, this debt was modified to be interest only through January 31, 2000. As of January 31, 2000 the entire principal balance was due. We are currently in default on the note and have classified it as a current liability. In May 2000, we entered into a non-binding letter of intent with CNL to extend the maturity date of the note to September 30, 2000. We cannot provide assurance, however, that we and CNL will agree to an extension or other revisions of the payment terms of the note that will be acceptable to us.

At June 28, 2000, we had outstanding $15,563,000 book value of Series B 13% Subordinated Notes due 2003. We are in default due to non-payment of interest since March 31, 1997. As of June 28, 2000 accrued and unpaid interest due to these holders totals $8,383,000. Waivers for non-payment were received through June 1999 but not since that date. The holders of the Subordinated Notes cannot pursue their rights under a default until thirty months after the default date. No formal notice of default has been received. The par value of the Series B Notes at June 28, 2000 is $16,794,000.

SEASONALITY

Our operating results fluctuate from quarter to quarter as a result of the seasonal nature of the restaurant industry and other factors. Our restaurant sales are generally greater in the second and third fiscal quarters (April through September) than in the first and fourth fiscal quarters (October through March). In 2000, restaurant sales declined $948,000 from the first quarter to the second quarter due to a shift in the marketing program for Black-eyed Pea and a reduction in the number of restaurants. Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. Our working capital requirements also fluctuate seasonally.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 28, 2000, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk and we do not engage in currency speculation or use derivative instruments to hedge against known or forecasted market exposures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Effective July 31, 2000, Brian McAlpine resigned as the Company's Acting Chief Financial Officer. James C. Todd, who has served as the Company's Controller since August 1990, was named as Acting Chief Financial Officer.

     Effective August 11, 2000, Jack M. Lloyd resigned as the Company's Chairman of the Board, Chief Executive Officer and Director. William J. Howard, the Company's Executive Vice President, was named as Interim Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          27.1 Financial Data Schedule.

     (b)  REPORTS ON FROM 8-K.

          Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHOENIX RESTAURANT GROUP, INC.


Dated: August 11, 2000                 By: /s/ James C. Todd
                                           -------------------------------------
                                           James C. Todd, Acting Chief Financial
                                           Officer (Duly authorized officer of
                                           the registrant, principal financial
                                           and accounting officer)