Form 10-Q/A
period 2000-06-28
PHOENIX RESTAURANT GROUP INC
filed 2000-08-17
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

                         PHOENIX RESTAURANT GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 28, 2000


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

EXPLANATORY NOTE:

     Phoenix Restaurant Group, Inc. is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 28, 2000, to correct the amounts indicated for Basic and Diluted Net Income (Loss) Per Share for the 13-week and 26-week periods ended June 30, 1999.

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
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements

                         PHOENIX RESTAURANT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             13-WEEK PERIOD ENDED      26-WEEK PERIOD ENDED
                                                 (UNAUDITED)               (UNAUDITED)
                                            ----------------------    ----------------------
                                            JUNE 30,     JUNE 28,     JUNE 30,     JUNE 28,
                                              1999         2000         1999         2000
                                            ---------    ---------    ---------    ---------
RESTAURANT SALES                            $  61,801    $  55,523    $ 122,742    $ 111,994
                                            ---------    ---------    ---------    ---------
RESTAURANT OPERATING
EXPENSES:
  Food and beverage costs                      16,775       15,263       33,238       30,484
  Payroll and payroll related costs            21,341       19,202       42,160       38,574
  Depreciation and amortization                 1,676          633        3,361        1,309
  Other restaurant operating expenses          17,425       14,671       34,296       29,551
  Charge for impaired assets                    3,000           --        3,000           --
                                            ---------    ---------    ---------    ---------
       Total operating expenses                60,217       49,769      116,055       99,918
                                            ---------    ---------    ---------    ---------

RESTAURANT OPERATING INCOME                     1,584        5,754        6,687       12,076

ADMINISTRATIVE EXPENSES                         2,950        3,100        5,781        6,074
                                            ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                        (1,366)       2,654          906        6,002

INTEREST EXPENSE - Net                          3,389        3,043        5,995        5,914
                                            ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME
  TAXES                                        (4,755)        (389)      (5,089)          88

INCOME TAX (BENEFIT)                             (596)          --         (731)          --
                                            ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                          (4,159)        (389)      (4,358)          88

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT net of
  income tax benefit of $686                   (1,273)          --       (1,273)          --
                                            ---------    ---------    ---------    ---------

NET INCOME (LOSS)                           $  (5,432)   $    (389)   $  (5,631)   $      88
                                            =========    =========    =========    =========

Basic and diluted income (loss) per share
  Before extraordinary item                 $    (.31)   $    (.03)   $    (.32)   $     .01
                                            =========    =========    =========    =========
  Net income (loss)                         $    (.39)   $    (.03)   $    (.41)   $     .01
                                            =========    =========    =========    =========

Basic and diluted weighted average shares
  Outstanding:
    Basic                                      13,485       13,081       13,485       13,081
                                            =========    =========    =========    =========
    Diluted                                    13,485       13,081       13,485       13,559
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          27.1 Financial Data Schedule.*

     (b)  REPORTS ON FROM 8-K.

          Not applicable.

* Previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHOENIX RESTAURANT GROUP, INC.


Dated: August 17, 2000                 By: /s/ James C. Todd
                                           -------------------------------------
                                           James C. Todd, Acting Chief Financial
                                           Officer (Duly authorized officer of
                                           the registrant, principal financial
                                           and accounting officer)