Form 10-Q
period 2000-09-27
PHOENIX RESTAURANT GROUP INC
filed 2000-11-20
CIK 925779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's class of common stock as of the latest practicable date, is as follows: 13,485,277 shares of Common Stock, $.10 par value, as of November 20, 2000.

                         PHOENIX RESTAURANT GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

        Condensed Consolidated Balance Sheets -
        December 29, 1999 and September 27, 2000.............................  3

        Condensed Consolidated  Statements of Operations - 13-Week Periods
        ended  September  29,  1999 and  September  27,  2000 and  39-Week
        Periods ended
        September 29, 1999 and September 27, 2000............................. 4

        Condensed Consolidated Statements of  Cash Flows
        13-Week Periods ended September 29, 1999 and
        September 27, 2000 and 39-Week Periods ended
        September 29, 1999 and September 27, 2000............................. 5

        Notes to Condensed Consolidated Financial Statements.................. 6

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................. 11

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk........... 18

PART II. OTHER INFORMATION................................................... 19

SIGNATURES .................................................................. 20

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                         PHOENIX RESTAURANT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   SEPTEMBER 27,
                                                   DECEMBER 29,         2000
                                ASSETS                 1999          (UNAUDITED)
                                                    ---------         ---------
CURRENT ASSETS:
   Cash and cash equivalents                        $   1,491         $   2,120
   Receivables                                          2,244             2,009
   Inventories                                          1,087             1,093
   Deferred income taxes                               11,700            11,700
   Other current assets                                 4,761             1,157
   Net assets held for sale                            42,128            42,644
                                                    ---------         ---------
        Total current assets                           63,411            60,723
PROPERTY AND EQUIPMENT - Net                           20,619            18,946
INTANGIBLE ASSETS - Net                                11,117            10,528
OTHER ASSETS                                            3,220             3,040
                                                    ---------         ---------

TOTAL                                               $  98,367         $  93,237
                                                    =========         =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                  $  17,778         $  15,820
  Accrued compensation                                  5,237             5,563
  Accrued taxes                                         4,733             4,030
  Other current liabilities                            14,082            22,480
  Current debt obligations                             25,651            26,924
                                                    ---------         ---------
       Total current liabilities                       67,481            74,817
LONG-TERM DEBT - Less current portion                  54,908            51,395
OTHER LONG-TERM LIABILITIES                             5,214             7,423
                                                    ---------         ---------

        TOTAL LIABILITIES                             127,603           133,635
                                                    ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock, $.01 par value; authorized,
     5,000,000 shares; issued and outstanding none
   Common stock $.10 par value; authorized,
     40,000,000 shares; 13,485,277 shares issued
     and outstanding                                    1,349             1,349
   Additional paid-in capital                          35,869            34,982
   Treasury stock, at cost, 403,456 shares                 --              (252)
   Accumulated deficit                                (66,454)          (76,477)
                                                    ---------         ---------

        TOTAL SHAREHOLDERS' DEFICIT                   (29,236)          (40,398)
                                                    ---------         ---------

TOTAL                                               $  98,367         $  93,237
                                                    =========         =========

See accompanying notes to condensed consolidated financial statements

                         PHOENIX RESTAURANT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       13-Week Periods Ended           39-Week Periods Ended
                                                            (Unaudited)                     (Unaudited)
                                                    ----------------------------    ----------------------------
                                                    September 29,  September 27,    September 29,  September 27,
                                                        1999           2000             1999           2000
                                                      --------       --------         ---------     ---------
RESTAURANT SALES                                      $ 60,078       $ 54,906         $ 182,820     $ 166,900
                                                      --------       --------         ---------     ---------
RESTAURANT OPERATING EXPENSES:
  Food and beverage costs                               16,307         15,052            49,545        45,536
  Payroll and payroll related costs                     20,691         19,641            62,851        58,215
  Depreciation and amortization                          1,789            673             5,150         1,982
  Other restaurant operating expenses                   18,640         15,386            52,936        44,937
  Restructuring expense                                  8,326          6,750             8,326         6,750
  Charge for impaired assets                             5,500          1,080             8,500         1,080
                                                      --------       --------         ---------     ---------
       Total operating expenses                         71,253         58,582           187,308       158,500
                                                      --------       --------         ---------     ---------
RESTAURANT OPERATING INCOME (LOSS)                     (11,175)        (3,676)           (4,488)        8,400

ADMINISTRATIVE EXPENSES                                  3,014          3,504             8,795         9,578
                                                      --------       --------         ---------     ---------

OPERATING (LOSS)                                       (14,189)        (7,180)          (13,283)       (1,178)

INTEREST EXPENSE - Net                                   3,262          2,931             9,257         8,845
                                                      --------       --------         ---------     ---------
(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM      (17,451)       (10,111)          (22,540)      (10,023)

INCOME TAX (BENEFIT)                                        --             --              (731)           --
                                                      --------       --------         ---------     ---------

(LOSS) BEFORE EXTRAORDINARY ITEMS                      (17,451)       (10,111)          (21,809)      (10,023)

EXTRAORDINARY (LOSS) ON EARLY EXTINGUISHMENT OF
 DEBT net of income tax benefit of $686                     --             --            (1,273)           --
                                                      --------       --------         ---------     ---------

NET (LOSS)                                            $(17,451)      $(10,111)        $ (23,082)    $ (10,023)
                                                      ========       ========         =========     =========
Basic and diluted (loss) per share before
 extraordinary item                                   $  (1.29)      $   (.77)        $   (1.62)    $    (.77)
                                                      ========       ========         =========     =========
  Net (loss)                                          $  (1.29)      $   (.77)        $   (1.71)    $    (.77)
                                                      ========       ========         =========     =========
Basic and diluted weighted average shares Outstanding:
  Basic                                                 13,485         13,081            13,485        13,081
                                                      ========       ========         =========     =========
  Diluted                                               13,485         13,081            13,485        13,081
                                                      ========       ========         =========     =========

See accompanying notes to condensed consolidated financial statements.

                         PHOENIX RESTAURANT GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           13-Week Periods Ended          39-Week Periods Ended
                                                                (Unaudited)                   (Unaudited)
                                                        ----------------------------  ----------------------------
                                                        September 29,  September 27,  September 29,  September 27,
                                                            1999           2000           1999           2000
                                                          --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                              $(17,451)      $(10,111)      $(23,082)      $(10,023)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                            1,789            673          5,150          1,982
   Amortization of deferred financing costs                   120              4            301            191
   Restructuring expense                                    8,326          6,750          8,326          6,750
   Charge for impaired assets                               5,500          1,080          8,500          1,080
   Extraordinary items                                         --             --          1,273             --
   Deferred income taxes                                       --             --           (731)            --
   Deferred rent                                              177            103            230            300
   Other - net                                                349             74           (305)            40
 Changes in operating assets and liabilities,
  net of dispositions:
   Receivables                                               42            120           (487)           185
   Inventories                                               81            (50)           131             26
   Other current assets                                     (32)           378            558            280
   Accounts payable and accrued liabilities                 437            910           (261)         1,844
                                                       --------       --------       --------       --------
        Net cash (used in) provided by operating
          activities                                          (662)           (69)          (397)         2,655
                                                          --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (1,317)          (201)        (3,724)        (1,215)
  Proceeds from sale of assets                                  --             --             --            145
                                                          --------       --------       --------       --------
        Net cash (used in) investing activities             (1,317)          (201)        (3,724)        (1,070)
                                                          --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings                                                   450            142          6,828            142
  Debt issuance costs                                         (304)            --         (1,337)            --
  Note receivable collections                                   90            103            823            300
  Principal reductions on long-term obligations             (1,041)          (320)        (2,827)        (1,398)
                                                          --------       --------       --------       --------
        Net cash (used in) provided by financing
         activities                                           (805)           (75)         3,487           (956)
                                                          --------       --------       --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (2,784)          (345)          (634)           629
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             4,480          2,465          2,330          1,491
                                                          --------       --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  1,696       $  2,120       $  1,696       $  2,120
                                                          ========       ========       ========       ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                $  1,980       $    679       $  6,044       $  2,546

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
 Exchange of note receivable for stock and note payable:
  Subordinated debenture                                                                               $  1,456
  Note receivable                                                                                      $  2,600
  Treasury stock                                                                                       $    252
  Additional paid-in capital                                                                           $    887

See accompanying notes to condensed consolidated financial statements

                         PHOENIX RESTAURANT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Phoenix Restaurant Group, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, these operating results are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 29, 1999 and in Part I, Item 2 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made in the Condensed Consolidated Financial Statements to conform to the September 27, 2000 basis of presentation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From 1997 through 1999, we have experienced net losses aggregating approximately $51.5 million, which includes restructuring charges and asset impairment losses of $33.4 million. In the first three fiscal quarters of 2000 there has been a net loss of $10.0 million. As a result, at September 27, 2000, we had a shareholders' deficit of $40.4 million and our current liabilities exceeded our current assets by $14.1 million. These factors, among others, may indicate that at some point in the foreseeable future, we will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms and covenants of our financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations. We are continuing our efforts to obtain additional funds so that we can meet our obligations and sustain our operations. There can be no assurance that additional financing will be available to us or available on satisfactory terms.

(2) RECLASSIFICATION

Included in other current assets at December 29, 1999 was a $2.6 million note receivable collateralized by 403,456 shares of the Company's common stock. In August 1999, the Company entered into a foreclosure and settlement agreement whereby the $2.6 million note receivable was exchanged for $1.5 million in Series B Notes Payable and the 403,456 shares of the Company's common stock. The effective date of this transaction was January 3, 2000 at which time the Company recorded the cancellation of the $2.6 million note receivable and the $1.5 million in Series B Notes Payable at face value while reflecting the transfer of 403,456 shares of common stock as treasury stock. Originally, the common stock thus acquired was classified as treasury stock with a value of $1.1 million representing the difference in the carrying value of the note receivable and the Series B Notes Payable. The Company has determined that the transaction should have been reflected as an acquisition of treasury stock for $252 representing its market value at the effective date. Consequently, the Company has reduced the previously reported carrying value of the treasury stock by $887 with a corresponding reduction of additional paid-in capital of $887. This reclassification has been reflected in the accompanying financial statements for the period ended September 27, 2000.

(3) ACQUISITIONS AND DIVESTITURES

We sold or closed two Denny's and sixteen Black-eyed Pea restaurants in 1999 and one Denny's and one Black-eyed Pea restaurant in the first thirty-nine weeks of 2000. All of these restaurants were underperforming. We will continue to evaluate the operating results of all remaining restaurants after the completion of the disposition of certain properties currently held for sale. We intend to sell or close any of those restaurants that do not meet our criteria for operating results.

In October 1999, we retained CNL Advisory Services to act as our agent in the sale of our remaining Denny's restaurants. In June 2000, we announced an agreement to sell certain of our Denny's restaurants. We also announced the receipt of letters of interest for the sale of the remaining Denny's restaurants. Both the agreement and the purchase proposals were subject to usual and customary conditions to closing, including buyer's satisfactory completion of due diligence and buyer's obtaining financing for such transactions. The agreement for sale of restaurants has expired on its terms, although discussions regarding the purchase of restaurants are continuing with that party.

In October 2000, we reaffirmed our intent to move forward with the announced strategy of selling our Denny's restaurants. We are at various stages of discussions with several potential buyers for the restaurants. We anticipate that the sale of certain Denny's restaurants will occur by the end of the fiscal year and the sale of the remaining Denny's restaurants will occur by the end of the first quarter of fiscal 2001. All such transactions are subject to usual and customary conditions to closing. To the extent the sale of the Denny's occur, we anticipate using the proceeds to reduce outstanding indebtedness along with payment of the costs associated with the transactions.

(4) DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

On June 30, 1999, CNL APF Partners, LP acquired the remaining outstanding indebtedness under our existing senior credit facility and advanced an additional $5.4 million to us. As part of this transaction, we issued to CNL a $20.1 million interim balloon note. In August 1999, this debt was modified to be interest only through January 31, 2000. As of January 31, 2000 the entire principal balance was due. We are currently in default on the note and have classified it as a current liability. As of September 27, 2000 accrued and unpaid interest due to CNL totals $3.8 million. In May 2000, we entered into a non-binding letter of intent with CNL to extend the maturity date of the note to September 30, 2000. We are currently negotiating an extension in the maturity date and waiver of default on this note. We cannot provide assurance, however, that CNL will agree to any further extension or waiver or that other revisions in the payment terms of the note will be acceptable to us.

At June 28, 2000, we had outstanding $15.7 million book value of Series B 13% Subordinated Notes due 2003. We are in default due to non-payment of interest since March 31, 1997. As of September

27, 2000 accrued and unpaid interest due to these holders totals $9.2 million. Waivers for non-payment were received through June 1999 but not since that date. No formal notice of default has been received. The par value of the Series B Notes at September 27, 2000 is $16.8 million.

(5) RESTRUCTURING EXPENSE

When the decision to close a restaurant is made, the Company incurs exit costs, generally for the accrual of the remaining leasehold obligations less anticipated sublease income related to leased units that are to be closed. During the third quarter of 1999, the Company recorded $8.3 million in such costs, primarily associated with the accrual of the remaining leasehold obligations on restaurants closed or to be closed.

In the third quarter of 2000, the Company recorded approximately $6.8 million in exit costs, primarily associated with $600 related to three Black-eyed Pea restaurants which the Company anticipates closing by the end of the fiscal year and $6.2 million to reflect increased estimates of liabilities related to Black-eyed Pea and Denny's restaurants closed in prior periods because the Company determined that the cost of subleasing those properties will exceed previous estimates. Approximately $9.2 million of accrued exit costs remain at September 27, 2000.

The Company continually evaluates the operating performance of each of its restaurants. This evaluation process takes into account the anticipated resources required to improve the operating performance of under-performing restaurants to acceptable standards and the expected benefit from that improvement. As a result of these evaluations, the Company could close additional restaurants in the future.

(6) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS HELD FOR DISPOSAL

During the third fiscal quarter of 2000, the Company completed an asset impairment analysis on its operating restaurants and rental properties and recorded an asset impairment charge of approximately $1.1 million. The entire amount of this impairment charge was related to the Black-eyed Pea restaurant division. In the third fiscal quarter of 1999, the Company recorded an asset impairment charge of $5.5 million related to the Denny's restaurant division.

At September 27, 2000, the carrying value of the 97 Denny's restaurants to be disposed of was $42.6 million and is reflected on the Consolidated Condensed Balance Sheet as net assets held for sale. Under the provisions of SFAS 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal.

(7) LITIGATION

During the third quarter of 2000, the Company increased its litigation reserve by $750. This additional reserve primarily relates to a court settlement achieved during the third quarter with regard to an employment lawsuit filed in Florida. This expense is reflected in administrative expenses.

In addition to the litigation described above, the Company is a party to other legal proceedings incidental to its business. In the opinion of management, based upon information currently available, the ultimate liability with respect to these other actions will not materially affect the operating results or the financial position of the Company.

(8) CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of September 27, 2000, the Company operated 189 restaurants in 20 states, which consists of two separate concepts, Black-eyed Pea and Denny's. The majority of the Company's restaurants are located in Texas, Arizona, Florida and Oklahoma. Both concepts are family-oriented restaurants offering full table service and a broad menu. The Company believes there is no concentration of risk with any single customer, supplier, or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment and make estimates that affect the amounts reported in the Consolidated Condensed Financial
Statements. Management believes that such estimates have been based on reasonable and supportable assumptions and that the resulting estimates are reasonable for use in the preparation of the Consolidated Condensed Financial Statements. Changes in such estimates will be made as appropriate as additional information becomes available and may affect amounts reported in future periods.

(9) BUSINESS SEGMENTS

We currently operate 189 family-oriented, full-service restaurants in 20 states. We own and operate 92 Black-eyed Pea restaurants including 81 restaurants in Texas, Oklahoma, and Arizona. We also own and operate 97 Denny's restaurants including 54 restaurants in Texas, Florida, and Arizona. We own the Black-eyed Pea brand and operate the Denny's restaurants under the terms of franchise agreements.

Our  revenue  and  restaurant   operating  income  for  the   thirteen-week  and
thirty-nine week periods ended September 27, 2000 and September 29, 1999 are as follows:

                                          13-WEEK PERIOD ENDED         39-WEEK PERIOD ENDED
                                      ----------------------------  ----------------------------
                                      September 29,  September 27,  September 29,  September 27,
                                      -------------  -------------  -------------  -------------
                                          1999           2000           1999           2000
                                        --------       --------       ---------      ---------
REVENUES
  Black-eyed Pea                        $ 33,467       $ 28,159       $ 104,368      $  89,249
  Denny's                                 26,611         26,747          78,452         77,651
                                        --------       --------       ---------      ---------
     Total revenues                     $ 60,078       $ 54,906       $ 182,820      $ 166,900
                                        ========       ========       =========      =========

RESTAURANT OPERATING INCOME
  Black-eyed Pea                        $  1,514       $  1,542       $   7,460      $   7,700
  Denny's                                  1,539          2,520           5,098          8,344
  Restructuring expense                   (8,326)        (6,750)         (8,326)        (6,750)
  Charge for impaired assets              (5,500)        (1,080)         (8,500)        (1,080)
  Gain (loss) on sale of assets             (402)            92            (220)           186
                                        --------       --------       ---------      ---------
  Restaurant operating income (loss)     (11,175)        (3,676)         (4,488)         8,400
  Administrative expenses                  3,014          3,504           8,795          9,578
                                        --------       --------       ---------      ---------
  Operating (loss)                      $(14,189)      $ (7,180)      $ (13,283)     $  (1,178)
                                        ========       ========       =========      =========

(10) SUBSEQUENT EVENTS

On October 18, 2000 we received  notification  from The American  Stock Exchange
(AMEX) that AMEX intends to file an application to remove our securities from listing and registration with AMEX. As previously disclosed, our common stock has not maintained the minimum requirements for continued listing on the AMEX.

We have notified AMEX that we intend to appeal the decision to seek delisting. However, there can be no assurance that an appeal of any action by AMEX to delist our securities would be successful. The Company presently is exploring alternative venues for the trading of its securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of September 27, 2000, we operated 92 Black-eyed Pea restaurants in 8 states, including 81 restaurants in Texas, Oklahoma, and Arizona. Through September 27, 2000, comparable store sales decreased 12.9%, and average weekly sales decreased 7.0% as compared with the first three fiscal quarters of 1999. We believe that the decrease in comparable store sales is attributable primarily to the elimination of television advertising. Carry-out sales accounted for approximately 12.6% and 11.3% of restaurant sales for the 13-week period and 12.8% and 11.4% for the 39-week period ended September 27, 2000 and September 29, 1999, respectively.

As of September 27, 2000, we operated 97 Denny's restaurants in 17 states, including 54 restaurants in Texas, Florida, and Arizona. Through September 27, 2000, comparable store sales increased 1.2%, and average weekly sales increased 2.4% as compared with the first three fiscal quarters of 1999. We believe that the increases are the result of the disposal of certain underperforming restaurants and the improvement in the operations of the remaining restaurants.

COMPARISON OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations expressed as a percentage of total restaurant sales.

                                          13-WEEK PERIOD ENDED         39-WEEK PERIOD ENDED
                                      ----------------------------  ----------------------------
                                      September 29,  September 27,  September 29,  September 27,
                                      -------------  -------------  -------------  -------------
All amounts in percentages (%)             1999          2000            1999          2000
                                          -----         -----           -----         -----
Restaurant sales
Restaurant operating expenses:            100.0         100.0           100.0         100.0
  Food and beverage costs                  27.1          27.4            27.1          27.3
  Payroll and payroll related costs        34.5          35.8            34.3          34.9
  Depreciation and amortization             3.0           1.2             2.8           1.2
  Other restaurant operating expenses      31.0          28.0            29.0          27.0
  Restructuring expense                    13.9          12.3             4.6           4.0
  Charge for impaired assets                9.1           2.0             4.6            .6
                                          -----         -----           -----         -----
      Total operating expenses            118.6         106.7           102.4          95.0
                                          -----         -----           -----         -----
Restaurant operating income (loss)        (18.6)         (6.7)           (2.4)          5.0
Administrative expenses                     5.0           6.4             4.8           5.7
                                          -----         -----           -----         -----
Operating (loss)                          (23.6)        (13.1)           (7.2)          (.7)
Interest expense - net                      5.4           5.3             5.1           5.3
                                          -----         -----           -----         -----
(Loss) before income taxes and
  extraordinary items                     (29.0)        (18.4)          (12.3)         (6.0)
Income tax benefit                           --            --             (.4)           --
                                          -----         -----           -----         -----
(Loss) before extraordinary items         (29.0)        (18.4)          (11.9)         (6.0)
Extraordinary items                          --            --             (.7)           --
                                          -----         -----           -----         -----
Net (Loss)                                (29.0)        (18.4)          (12.6)         (6.0)
                                          =====         =====           =====         =====

THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 27, 2000 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 29, 1999

     RESTAURANT SALES. Restaurant sales decreased $5.2 million, or 8.6%, to $54.9 million for the thirteen-week period ended September 27, 2000 as compared with restaurant sales of $60.1 million for the thirteen-week period ended September 29, 1999. This decrease was attributable primarily to a decline in comparable store sales of $4.3 million for the Black-eyed Pea restaurants. We believe the decrease in comparable store sales is attributable primarily to the elimination of television advertising. Restaurant sales were also impacted by a decline of $2.3 million due to the closure or sale of restaurants offset by sales from restaurants opened during fiscal 1999. Our Denny's restaurants increased comparable store sales by 1.7% during the third fiscal quarter of 2000.

     FOOD AND BEVERAGE COSTS. Food and beverage costs increased to 27.4% of restaurant sales for the thirteen-week period ended September 27, 2000 as compared with 27.1% of restaurant sales for the thirteen-week period ended September 29, 1999. This increase is due primarily to increases in pork, steak and coffee costs.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 35.8% of restaurant sales for the thirteen-week period ended September 27, 2000 as compared with 34.5% of restaurant sales for the thirteen-week period ended September 29, 1999. This increase was attributable primarily to the lower sales volumes at the Black-eyed Pea restaurants and higher average wages generally, both of which were partially offset by the closure of under-performing restaurants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, and other items was $673,000 for the thirteen-week period ended September 27, 2000, as compared with $1.8 million for the thirteen-week period ended September 29, 1999. In September 1999, we committed to a plan to sell all of our Denny's restaurants. In accordance with SFAS No. 121, the assets of these restaurants were reclassified as being held for sale and depreciation ceased. The decrease in depreciation and amortization of $1.1 million is due primarily to the cessation of depreciation on these assets.

     OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses were 28.0% of restaurant sales for the thirteen-week period ended September 27, 2000 as compared with 31.0% of restaurant sales for the thirteen-week period ended September 29, 1999. New store opening costs of approximately $-0- and $611,000 were expensed when incurred in the third fiscal quarters of 2000 and 1999, respectively. Occupancy costs were reduced by $813,000 in the third fiscal quarter of 2000 due to the renegotiation of an equipment lease in April 2000. Excluding these items, other restaurant operating expenses would have been $16.2 million, or 29.5% of sales, for the thirteen-week period ended September 27, 2000 and $18.0 million, or 30.0% of sales, for the thirteen-week period ended September 29, 1999. The remaining decrease of $1.8 million is due primarily to the reduction in spending for television advertising at the Black-eyed Pea restaurants.

     RESTRUCTURING EXPENSE. In the third fiscal quarter of 2000, the Company recorded a restructuring expense of $6.75 million comprised of $550,000 related to three Black-eyed Pea restaurants which the Company anticipates closing by the end of the fiscal year and $6.2 million related to the increase in the estimated liabilities related to Black-eyed Pea and Denny's restaurants closed in prior periods. The increase in estimated liabilities is the result of the Company's determination that the costs associated with subleasing those properties will exceed previous estimates.

In the third fiscal quarter of 1999, the Company recorded a restructuring expense of $8.3 million comprised of $3.0 million related to the closure of four Black-eyed Pea restaurants and one Denny's restaurant during the quarter, $1.4 million to reflect the increase in estimated liabilities related to restaurants closed in prior periods and $3.9 million related to 16 Denny's restaurants sold in 1997 and 1998 for which the Company remains contingently liable for equipment, leases, rents and property taxes as a result of bankruptcy filings by two buyers.

     CHARGE FOR IMPAIRED ASSETS. In the third fiscal quarter of 2000, the Company recorded a charge of approximately $1.1 million for impaired assets related to the Black-eyed Pea restaurant division. In the third fiscal quarter of 1999, the Company recorded a charge of $5.5 million for impaired assets related to the Denny's restaurant division.

     RESTAURANT OPERATING (LOSS). Restaurant operating loss was $(3.7) million or 6.7% of restaurant sales, for the thirteen-week period ended September 27, 2000, as compared with $(11.2) million, or 18.6% of restaurant sales, for the thirteen-week period ended September 29, 1999. Restaurant operating loss included restructuring expenses and charges for impaired assets of $7.8 million and $13.8 million in fiscal 2000 and 1999, respectively.

     ADMINISTRATIVE EXPENSES. Administrative expenses were $3.5 million, or 6.4% of restaurant sales for the thirteen week period ended September 27, 2000 as compared with $3.0 million or 5.0% of restaurant sales for the thirteen-week period ended September 29, 1999. The increase of $490,000 was due primarily to the settlement of an employment lawsuit along with increases in legal and professional fees.

     INTEREST EXPENSE - NET. Net interest expense was $2.9 million, or 5.3% of restaurant sales, for the thirteen-week period ended September 27, 2000 as compared with $3.3 million, or 5.4% of restaurant sales, for the thirteen-week period ended September 29, 1999. The reduction in interest expense is due primarily to deferred financing costs being completely amortized by the end of 1999 and no additional expense being incurred in 2000.

     INCOME TAX (BENEFIT). We did not record additional tax expense (benefit) associated with the operating loss in 2000 due to the uncertainty of the future utilization of the deferred income tax asset.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 27, 2000 COMPARED WITH THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 1999

     RESTAURANT SALES. Restaurant sales decreased $15.9 million, or 8.7%, to $166.9 million for the thirty-nine week period ended September 27, 2000 as compared with restaurant sales of $182.8 million for the thirty-nine week period ended September 29, 1999. This decrease was attributable primarily to a decline in comparable store sales of $12.1 million for our Black-eyed Pea restaurants. We believe the decrease in comparable store sales is attributable primarily to the elimination of television advertising. Restaurant sales were also impacted by a decline of $9.6 million due to the closure or sale of 16 restaurants offset by sales from eight restaurants opened during 1999. Our Denny's restaurants increased comparable store sales by 1.2% during the first three fiscal quarters of 2000.

     FOOD AND BEVERAGE COSTS. Food and beverage costs increased to 27.3% of restaurant sales for the thirty-nine week period ended September 27, 2000 as compared with 27.1% of restaurant sales for the thirty-nine week period ended September 29, 1999. This increase is due primarily to increases in pork, steak and coffee costs.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs increased to 34.9% of restaurant sales for the thirty-nine week period ended September 27, 2000 as compared with 34.3% of restaurant sales for the thirty-nine week period ended September 27, 1999. The increase in payroll costs as a percentage of sales was attributable primarily to the lower sales volumes at the Black-eyed Pea restaurants and higher average wages generally, both of which were partially offset by the closing of underperforming restaurants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets, and other items decreased to $2.0 million for the thirty-nine week period ended September 27, 2000 as compared with $5.2 million for the thirty-nine week period ended September 29, 1999. In September 1999, we committed to a plan to sell all of our Denny's restaurants. In accordance with SFAS No. 121, the assets of these restaurants were reclassified as being held for sale and depreciation ceased. The decrease in depreciation and amortization of $3.2 million is due primarily to the cessation of depreciation on these assets.

     OTHER RESTAURANT OPERATING COSTS. Other restaurant operating costs were 27.0% of restaurant sales for the thirty-nine week period ended September 27, 2000 as compared with 29.0% of restaurant sales for the thirty-nine week period ended September 29, 1999. New store opening costs of approximately $-0- and $1.2 million were expensed when incurred in the thirty-nine week periods ended September 27, 2000 and September 29, 1999, respectively. Occupancy costs were reduced by $1.6 million in the second and third fiscal quarters of 2000 due to the renegotiation of an equipment lease in April, 2000. Excluding these items, other restaurant operating expenses would have been $46.6 million, or 27.9% of sales, for the thirty-nine-week period ended September 27, 2000 and $51.7 million, or 28.3% of sales, for the thirty-nine-week period ended September 29, 1999. The remaining decrease of $5.1 million is due primarily to the reduction in spending for television advertising at the Black-eyed Pea restaurants.

     RESTRUCTURING EXPENSE. In the first three fiscal quarters of 2000, the Company recorded a restructuring expense of $6.75 million comprised of $550,000 related to three Black-eyed Pea restaurants which the Company anticipates closing by the end of the year and $6.2 million related to the increase in the estimated liabilities related to Denny's restaurants closed in prior periods. The increase in the estimated liabilities is the result of the Company's determination that the cost associated with subleasing those properties will exceed previous estimates. In the first three fiscal quarters of 1999, the Company recorded charges of $8.3 million comprised of $3.0 million related to the closure of four Black-eyed Pea restaurants and one Denny's restaurant during the third quarter, $1.4 million to reflect the increase in estimated liabilities related to restaurants closed in prior periods and $3.9 million related to 16 Denny's restaurants sold in 1997 and 1998 for which the Company remains contingently liable for equipment, leases, rents and property taxes as a result of a pending bankruptcy filing by two buyers.

     CHARGE FOR IMPAIRED ASSETS. In the first three fiscal quarters of 2000, the Company recorded a charge of approximately $1.1 million for impaired assets related to the Black-eyed Pea restaurant division. In the first three fiscal quarters of 1999, the Company recorded a charge of $8.5 million for impaired assets related to the Denny's restaurant division.

     RESTAURANT OPERATING INCOME (LOSS). Restaurant operating income (loss) increased to $8.4 million, or 5.0% of restaurant sales, for the thirty-nine week period ended September 27, 2000 as compared with $(4.5) million, or 2.4% of restaurant sales, for the thirty-nine week period ended September 29, 1999. Restaurant operating income (loss) included restructuring expenses and impaired asset charges of $7.8 million and $16.8 million in 2000 and 1999, respectively.

     ADMINISTRATIVE EXPENSES. Administrative expenses were $9.6 million, or 5.7% of restaurant sales for the thirty-nine week periods ended September 27, 2000 as compared with $8.8 million, or 4.8% of restaurant sales for the thirteen-week period ended September 29, 1999. The increase of $783,000 was due primarily to the settlement of an employment lawsuit along with increases in legal and professional fees.

     INTEREST EXPENSE - NET. Net interest expense was $8.8 million, or 5.3% of restaurant sales, for the thirty-nine week period ended September 27, 2000 as compared with $9.3 million, or 5.1% of restaurant sales, for the thirty-nine week period ended September 29, 1999. The reduction in interest expense is primarily due to deferred financing costs being completely amortized by the end of 1999 and no additional expense being incurred in 2000.

     INCOME TAX BENEFIT. We did not record tax expense (benefit) associated with the operating loss in 2000 due to the uncertainty of the future utilization of the deferred income tax asset.

     EXTRAORDINARY ITEMS. The extraordinary items related to expensing of certain deferred financing costs associated with the early payoff of certain debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

Our strategy has been to: (a) concentrate on developing the Black-eyed Pea concept and building it's brand identity; (b) focus on restaurants that achieve certain operational and geographic efficiencies; (c) sell or close underperforming restaurants; and (d) refinance our indebtedness. We sold or closed two Denny's and sixteen Black-eyed Pea restaurants in 1999 and one Denny's and one Black-eyed Pea restaurant in the first three fiscal quarters of 2000. All of these restaurants were underperforming.

In October 1999, we retained CNL Advisory Services to act as our agent in the sale of our remaining Denny's restaurants. In June 2000, we announced an agreement to sell certain of our Denny's restaurants. We also announced the receipt of letters of interest for the sale of the remaining Denny's restaurants. Both the agreement and the purchase proposals were subject to usual and customary conditions to closing, including buyer's satisfactory completion of due diligence and buyer's obtaining financing for such transactions. The agreement for sale of restaurants has expired on its terms, although discussions regarding the purchase of restaurants are continuing with that party.

In October 2000, we reaffirmed our intent to move forward with the announced strategy of selling our Denny's restaurants. We are at various stages of discussions with several potential buyers for the restaurants. We anticipate that the sale of certain Denny's restaurants will occur by the end of the fiscal year and the sale of the remaining Denny's restaurants will occur by the end of the first quarter of fiscal 2001. All such transactions are subject to usual and customary conditions to closing. To the extent the sale of the Denny's occur, we anticipate using the proceeds to reduce outstanding indebtedness along with payment of the costs associated with the transactions.

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

We operate primarily on a cash basis with a relatively small amount of receivables and inventory. Therefore, we believe that we are like many other companies in the restaurant industry that operate with a working capital deficit. Our working capital deficit was $14.1 million at September 27, 2000 and $4.1 million at December 29, 1999. Our working capital deficit increased $10.0 million due primarily to a charge for impaired assets of $8.5 million which is reflected in other current liabilities and the exchange of a current note receivable and a long-term subordinated note payable in the first fiscal quarter of 2000 (which is described in Note 2 to the Condensed Consolidated Financial Statements included in Part II, Item 1 of this Quarterly Report on Form 10-Q.) We anticipate that we will continue to operate with a working capital deficit.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From 1997 through 1999, we have experienced net losses aggregating approximately $51.5 million, which includes restructuring charges and asset impairment losses of $33.4 million. In the first three fiscal quarters of 2000 there has been a net loss of $10.0 million. As a result, at September 27, 2000, we had a shareholders' deficit of $40.4 million and our current liabilities exceeded our current assets by $14.1 million. These factors, among others, may indicate that at some point in the foreseeable future, we will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms and covenants of our financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations. We are continuing our efforts to obtain additional funds so that we can meet our obligations and sustain our operations. There can be no assurance that additional financing will be available to us or available on satisfactory terms.

On June 30, 1999, CNL APF Partners, LP acquired the remaining outstanding indebtedness under our existing senior credit facility and advanced an additional $5.4 million to us. As part of this transaction, we issued to CNL a $20.1 million interim balloon note. In August 1999, this debt was modified to be interest only through January 31, 2000. As of January 31, 2000 the entire principal balance was due. We are currently in default on the note and have classified it as a current liability. In May 2000, we entered into a non-binding letter of intent with CNL to extend the maturity date of the note to September 30, 2000. We are currently negotiating an extension in the maturity date and waiver of default on this note. We cannot provide assurance, however, that CNL will agree to an extension or waiver or that other revisions of the payment terms of the note that will be acceptable to us.

At June 28, 2000, we had outstanding $15.7 million book value of Series B 13% Subordinated Notes due 2003. We are in default due to non-payment of interest since March 31, 1997. As of September

27, 2000 accrued and unpaid interest due to these holders totals $9.2 million. Waivers for non-payment were received through June 1999 but not since that date. No formal notice of default has been received. The par value of the Series B Notes at September 27, 2000 is $16.8 million.

SEASONALITY

Our operating results fluctuate from quarter to quarter as a result of the seasonal nature of the restaurant industry and other factors. Our restaurant sales are generally greater in the second and third fiscal quarters (April through September) than in the first and fourth fiscal quarters (October through March). In 2000, restaurant sales declined in the second and third fiscal quarters due to a change in the marketing program for Black-eyed Pea restaurants and a reduction in the number of restaurants. Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. Our working capital requirements also fluctuate seasonally.

INFLATION

We do not believe that inflation has had a material effect on operating results in past years. Although increases in labor, food or other operating costs could adversely affect our operations, we generally have been able to modify our operating procedures or to increase menu prices to offset increases in operating costs.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This standard, as amended, is effective for the Company on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including those imbedded in other contracts, and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and measured at fair value. We do not anticipate that the effects of this pronouncement will have a material impact on our reported operating results or our financial position.

At September 27, 2000, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We do not hold investment securities that would require disclosure of market risk and we do not engage in currency speculation or use derivative instruments to hedge against known or forecasted market exposures.

FORWARD LOOKING STATEMENTS

The forward-looking statements included in this Form 10-Q relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving the performance of the Black-eyed Pea restaurants, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Forward looking statements generally can be identified by the use of forward looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" (or the negative thereof) or similar terminology. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Special Considerations" included in Part 1., Item 1., of the Company's Annual Report on Form 10-K. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources when compared to the Company. The Company's Black-eyed Pea restaurants have experienced declining customer traffic during the past three years as a result of intense competition and a change in marketing strategy regarding television advertising. The Company does not expect to be able to significantly improve Black-eyed Pea's operating margins until it can consistently increase its comparable restaurant sales.

The Company has assigned its leasehold interest to third parties with respect to approximately 87 properties on which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has sold. The Company currently estimates that there will be no liability associated with these assigned leases as of September 27, 2000.

The Company subleases four properties to others. The Company remains liable for the leasehold obligations in the event these third parties do not make the required lease payments. The sublet properties are former restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these sublet properties as of September 27, 2000 to be approximately $1.1 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note 4 of the Notes to the Condensed Consolidated Financial Statements is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Effective October 11, 2000, Robert M. Langford was named the Company's Chairman, Chief Executive Officer and Director. William J. Howard resigned as Interim
Chief Executive Officer and will remain with the Company as Executive Vice President and Director.

Effective October 11, 2000, W. Craig Barber was named as the Company's President and Director. William G. Cox formerly President and Chief Operating Officer will continue as Chief Operating Officer and Director.

On October 18, 2000 we received  notification  from The American  Stock Exchange
(AMEX) that AMEX intends to file an application to remove our securities from listing and registration with AMEX. As previously disclosed, our common stock has not maintained the minimum requirements for continued listing on the AMEX.

We have notified AMEX that we intend to appeal the decision to seek delisting. However, there can be no assurance that an appeal of any action by AMEX to delist our securities would be successful. The Company presently is exploring alternative venues for the trading of its securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

     27.1 Financial Data Schedule.

(b) REPORTS ON FROM 8-K.

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PHOENIX RESTAURANT GROUP, INC.

Dated: November 20, 2000                By: /s/ James C. Todd
                                            ------------------------------------
                                            James C. Todd, Acting Chief
                                            Financial Officer (Duly authorized
                                            officer of the registrant, principal
                                            financial and accounting officer)