Form 10-K405
period 2000-12-27
PHOENIX RESTAURANT GROUP INC
filed 2001-04-11
CIK 925779

----------------------------------------------------------------------------
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 27, 2000
                      Commission File Number 1-13226

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period ended _________________


                      PHOENIX RESTAURANT GROUP, INC.
                      ------------------------------
          (Exact name of registrant as specified in its charter)

             Georgia                                 58-1861457
---------------------------------       ------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

       7373 N. Scottsdale Road
     Suite D-120, Scottsdale, AZ                       85253
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code:  (480) 905-9700

         Securities Registered Pursuant to Section 12(b) of the Act:

                                  None

         Securities Registered Pursuant to Section 12(g) of the Act:

                      Common Stock, $.10 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]   No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of the 6,300,213 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on April 6, 2001 was $1,575,053. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. For purposes of this computation, all directors, executive officers, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, executive officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

     Number of shares of Common Stock outstanding as of April 6, 2001:
13,925,111 shares of Common Stock, $.10 par value.

     Documents incorporated by reference:

Proxy Statement to be filed in       Incorporated by reference into Part III
connection with 2001 Annual
Meeting of Shareholders (the
"2001 Proxy Statement")

----------------------------------------------------------------------------



                                PART I

ITEM 1.  BUSINESS.........................................................1
ITEM 2.  PROPERTIES.......................................................9
ITEM 3.  LEGAL PROCEEDINGS................................................9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............9
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT............................10

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................................11
ITEM 6.  SELECTED FINANCIAL DATA.........................................12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......23
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................24
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................45

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............46
ITEM 11.  EXECUTIVE COMPENSATION.........................................46
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.................................................46
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................46

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.......................................................46
SIGNATURES...............................................................47

                      -----------------------------

             STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K RELATING TO CERTAIN MATTERS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE ABILITY OF MANAGEMENT TO SUCCESSFULLY IMPLEMENT ITS STRATEGY FOR IMPROVING BLACK-EYED PEA RESTAURANTS PERFORMANCE, THE ABILITY OF MANAGEMENT TO EFFECT ASSET SALES CONSISTENT WITH PROJECTED PROCEEDS AND TIMING EXPECTATIONS, THE RESULTS OF PENDING AND THREATENED LITIGATION, ADEQUACY OF MANAGEMENT PERSONNEL RESOURCES, SHORTAGES OF RESTAURANT LABOR, COMMODITY PRICE INCREASES, PRODUCT SHORTAGES, ADVERSE GENERAL ECONOMIC CONDITIONS, ADVERSE WEATHER CONDITIONS THAT MAY AFFECT THE COMPANY'S MARKETS, TURNOVER AND A VARIETY OF OTHER SIMILAR MATTERS. FORWARD LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE," "BELIEVE," OR "CONTINUE" (OR THE NEGATIVE THEREOF) OR SIMILAR TERMINOLOGY. ACTUAL RESULTS AND EXPERIENCE COULD DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND UNDER THE CAPTION "SPECIAL CONSIDERATIONS" THEREIN. FORWARD-LOOKING INFORMATION PROVIDED BY THE COMPANY PURSUANT TO THE SAFE HARBOR ESTABLISHED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SHOULD BE EVALUATED IN THE CONTEXT OF THESE FACTORS. IN ADDITION, THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


PART I

ITEM 1.  BUSINESS.

THE COMPANY

As of December 27, 2000, Phoenix Restaurant Group, Inc. (the "Company"), itself or through certain wholly-owned subsidiaries, operated 188 family-oriented, full-service restaurants in 20 states. The Company currently has two restaurant concepts serving the full service restaurant segment. As of December 27, 2000, under the Black-eyed Pea brand, the Company has 92 casual dining restaurants which are located primarily in Texas, Arizona, and Oklahoma. As of December 27, 2000, the Company also operates pursuant to franchise agreements 96 family dining restaurants under the Denny's brand. The Company's Denny's restaurants are located primarily in Florida, Texas, Arizona, Colorado and Oklahoma. The Company's Denny's restaurants represent approximately 5.3% of the overall Denny's system.

The Company began operations in 1986 through one or more predecessor entities. Throughout the 1990's, the Company pursued an aggressive program of growth through development and acquisitions of Denny's and other restaurants. The existing Company resulted from the March 29, 1996 merger of Denwest Restaurant Corp. ("DRC") and American Family Restaurants, Inc. ("AFR"). In July 1996, the Company acquired Black-eyed Pea U.S.A., Inc. ("BEP"). In July 1999, the Company changed its corporate name from "DenAmerica Corp." to "Phoenix Restaurant Group, Inc." to reflect the fact that the Company operated multiple restaurant concepts.

MANAGEMENT CHANGE

On August 11, 2000, Mr. Jack M. Lloyd resigned as Chairman of the Board and Chief Executive Officer of the Company. Mr. William J. Howard served as interim Chairman and Chief Executive Officer while the Company conducted a search to fill these vacated positions. On October 11, 2000, the Company's Board of Directors elected Mr. Robert M. Langford and Mr. W. Craig Barber as Chairman of the Board/Chief Executive Officer and President, respectively.

Mr. Langford began his restaurant career as a franchisee of "Shoney's" restaurants (a full service family dining restaurant) in 1985 in Lafayette, Indiana and received numerous awards, including Franchise Operator of the Year. From 1991 to 1995, he served as President and Chief Executive Officer of Restaurant Management Services, Inc. ("RMS") in Macon, GA, which operated 38 Shoney's, 15 Captain D's restaurants (quick service seafood restaurants) and 62 Popeye's restaurants (quick service chicken restaurants). RMS, at that time, had annual revenues of approximately $120.0 million. In 1995 he joined Shoney's, Inc. and was promoted to Senior Executive Vice President and Chief Operating Officer in 1996. Mr. Langford's responsibilities included overseeing all restaurant operations (1,350 restaurants in 34 states), marketing and training for the $1.1 billion restaurant company.

Mr. Barber was formerly Chief Administrative Officer and Chief Financial Officer of Shoney's, Inc. He reported to the Chief Executive Officer and had responsibility for all corporate staff and administrative functions.
Specific responsibilities included accounting, treasury, legal, strategic planning, public relations, information systems, human resources and food distribution. He originally joined Shoney's in 1983 as Assistant Treasurer and left the company in 1997 to pursue other interests, including consulting and leadership in non-profit entities. Prior to his tenure with Shoney's, Mr. Barber worked for Ernst & Young for six years supervising audits of large public entities, including restaurant companies.



RESTAURANT CONCEPTS

BLACK-EYED PEA RESTAURANTS

CONCEPT

The Company currently operates 91 Black-eyed Pea restaurants in 8 states. Black-eyed Pea restaurants are full-service, casual dining establishments featuring wholesome home-style meals. The Company believes that the emphasis of Black-eyed Pea restaurants on flavorful food offerings, comfortable dining atmosphere and friendly service at a reasonable price attracts a broad range of customers, including families and business people. Black-eyed Pea restaurants generally are open for lunch and dinner seven days a week, typically from 11:00 a.m. to 10:00 p.m.

MENU

Black-eyed Pea restaurants offer a variety of entrees accompanied by a broad selection of vegetables, freshly baked breads, large servings of iced tea and soft drinks (with complimentary refills), fruit cobblers, pies, and other freshly prepared desserts. A full-service bar also is available to serve a variety of alcoholic and nonalcoholic beverages. Entrees include chicken fried steak, grilled chicken, seasoned meat loaf, pot roast with gravy, and roast turkey with dressing. Black-eyed Pea restaurants also offer a range of freshly made soups, salads, appetizers, and sandwiches. In addition to its standard menu items, Black-eyed Pea restaurants offer daily specials, such as chicken pot pie, fried fish, and chicken and dumplings. Vegetable offerings are an important component of the Black-eyed Pea restaurant menu. Each restaurant features a dozen vegetables from which customers can make two or three selections to accompany their meals as well as a vegetable plate entree, which consists of up to five vegetable selections. During fiscal 2000, the average check per customer at the Company's Black-eyed Pea restaurants was approximately $8.87. In fiscal 2000, liquor sales accounted for approximately 2.0% of total revenue of Black-eyed Pea restaurants.

A full-service kitchen gives each Black-eyed Pea restaurant the flexibility to prepare daily and seasonal specials and to otherwise expand food offerings. The Company periodically reviews and revises the existing Black-eyed Pea menu as a result of consumer research on new menu items in order to improve the quality and selection of food offerings. The Company also maintains a test kitchen facility, which utilizes a full Black-eyed Pea restaurant cookline, for use in product development efforts.

RESTAURANT DESIGN

Black-eyed Pea restaurants feature a casual and comfortable dining atmosphere that is designed to appeal to a broad customer base. Most Black-eyed Pea restaurants have booth and table seating as well as a small lunch counter/bar on one side of the dining room. Each location also provides space for take-out service, which generates approximately 13% of total revenue of Black-eyed Pea restaurants.

Black-eyed Pea restaurants generally range in size from approximately 4,000 square feet to 6,000 square feet and have dining room seating for 160 to 210 customers with counter/bar seating for approximately 10 additional guests. The current prototype restaurant is approximately 4,900 to 5,400 square feet and has dining room seating for approximately 170 to 200 customers plus a take-out service counter and bar area.


UNIT ECONOMICS

Assuming that the land and building are obtained under a lease arrangement, the estimated total cost of developing a new Black-eyed Pea restaurant currently ranges from $400,000 to $450,000, exclusive of annual operating costs. These costs include approximately (i) $350,000 to $400,000 for furniture, fixtures, and equipment, and (ii) $50,000 for pre-opening costs, including hiring and training costs, employee wages, and advertising. The Company currently plans to lease the land and building for substantially all of its future Black-eyed Pea restaurants.

DENNY'S RESTAURANTS

CONCEPT

Denny's are family-oriented, full-service restaurants featuring a wide variety of traditional family fare. The restaurants are designed to provide a pleasant dining atmosphere with moderately priced food and quick, efficient service. Denny's restaurants generally are open 24 hours a day, seven days a week. The Company currently operates 71 Denny's restaurants in 15 states, representing approximately 4.0% of the Denny's system.

The Company operates its Denny's restaurants pursuant to franchise agreements with Denny's, Inc. Denny's, Inc. is a wholly-owned subsidiary of Advantica Restaurant Group, Inc. ("Advantica"), which emerged from bankruptcy protection in late 1997 as the successor to Flagstar Companies, Inc. Advantica currently conducts its restaurant operations through several principal chains, the largest of which is Denny's. Denny's is the largest family-oriented, full-service restaurant chain in the United States, with more than 1,800 restaurants in 50 states and six foreign countries.

MENU

Denny's restaurants throughout the United States have substantially similar menus with some regional and seasonal variations. Denny's restaurants serve breakfast, lunch, and dinner and also feature a "late night" menu. Breakfast, which includes Denny's popular breakfast combinations consisting of a variety of eggs, omelets, pancakes, waffles, cereals, and muffins, is served 24 hours a day. Lunch and dinner entrees include a broad range of hamburgers and other sandwiches, steaks, pork chops, and chicken pot pies. The restaurants also offer a variety of soups, salads, sandwiches, appetizers, beverages, and desserts. Appetizers include mozzarella sticks, buffalo wings, chili, and chicken strips. Desserts include cakes, pies, ice cream, and sundaes. The restaurants offer free refills on coffee, soft drinks, lemonade, and tea. Special menus are available for senior citizens and children. During fiscal 2000, the average check per customer at the Company's Denny's restaurants was approximately $5.99.

RESTAURANT DESIGN

Denny's restaurants generally operate in freestanding locations in high-traffic commercial areas. The restaurants average approximately 4,800 to 5,200 square feet with seating capacity ranging from 90 to 210 people. Generally, the dining areas are fully carpeted and informal in design and contain booths, tables, and counter seating. The layout of each restaurant is designed to accommodate both smaller groups of two to four as well as large groups of guests.


UNIT ECONOMICS

Assuming that the land and building are obtained under a lease arrangement, the estimated total cost of developing a new Denny's restaurant currently ranges from $290,000 to $390,000, exclusive of annual operating costs. These costs include approximately (i) $230,000 to $330,000 for furniture, fixtures, and equipment; (ii) $40,000 for pre-opening costs, including hiring and training costs, employee wages, and advertising; and (iii) $20,000 for the initial franchise fee. The Company leases substantially all of its restaurant sites in order to minimize the costs of acquiring and developing new restaurants.

DENNY'S FRANCHISE AGREEMENTS

The Company is party to a separate franchise agreement with Denny's, Inc. for each of its Denny's restaurants. The franchise agreements generally require the Company to pay an initial franchise fee, a royalty equal to 4% of weekly gross sales (as defined in the franchise agreements) and an advertising contribution of 2% to 3% of weekly gross sales. The franchise agreements generally have terms of 20 years or the earlier expiration of the relevant building lease, including options for extensions. The Company may terminate franchise agreements only upon the occurrence of a material breach by Denny's, Inc.

The franchise agreements entitle the Company to use the "Denny's" name, trade symbols, and intellectual property, including menus, symbols, labels, and designs, to promote the restaurants and the Denny's affiliation. Denny's, Inc. also furnishes training and supervisory materials for maintaining modern and efficient operation of the restaurants and helps fund a national advertising campaign. The franchise agreements require the Company to operate its Denny's restaurants in compliance with the Denny's system. The Company is free to establish its own prices at its Denny's restaurants, which may differ by location and are influenced by geographic and other considerations.

The franchise agreements impose other restrictions on the Company's business and give Denny's, Inc. the right to terminate those agreements under certain circumstances, which could have a material adverse effect on the Company's business (See Item 1, "Special Considerations - Restrictions Imposed by the Denny's Franchise Agreements").

STRATEGY

The Company's current business strategy is to (a) refine and reposition the Black-eyed Pea concept and brand identity; (b) restructure and/or refinance existing indebtedness; and (c) divest its Denny's restaurants.

REFINE AND REPOSITION THE BLACK-EYED PEA CONCEPT AND BRAND IDENTITY

The Company began to refine and reposition the Black-eyed Pea restaurant concept and brand identity during the last quarter of fiscal 2000. It believes the Black-eyed Pea concept provides unit level economics and opportunities for profitability that are more desirable than the Denny's concept. Further, the Company believes that it is important to have complete ownership and administrative control of all brands it manages.

The Company intends to focus on operating multiple restaurants in core markets in order to capitalize on certain operating efficiencies that such market concentration generally provides. The Company believes that operating multiple restaurant locations in targeted markets enables each restaurant within that market to achieve increased customer recognition and to obtain greater benefits from advertising and marketing expenditures than can be obtained by single restaurants in isolated markets. In addition, concentration of restaurants in specific markets generally is expected to produce economies of scale and cost savings as a result of lower overall management costs, lower cost of goods sold as a result of lower distribution costs, more efficient use of advertising and marketing programs, and other administrative savings.


RESTRUCTURE AND/OR REFINANCE EXISTING INDEBTEDNESS

The Company currently is in default on the indebtedness under its senior credit facility, its subordinated indebtedness, and other credit agreements. While certain indebtedness is classified as a current liability, the Company has been engaged in negotiations with its senior lender and anticipates its senior indebtedness will be restructured. No assurances can be given, however, that this restructuring will occur.

DIVEST THE DENNY'S RESTAURANT SYSTEM

The Company is in the process of divesting its remaining Denny's restaurants and will focus its human and capital resources on improving the operations and profitability of the Black-eyed Pea concept. As of April 6, 2001, the Company has sold 23 Denny's restaurants and received expressed interest for the proposed sale of all the remaining Denny's restaurants. Future transactions are subject to usual and customary conditions to closing, including the buyers' obtaining financing for such transactions and satisfactory completion of required due diligence. Upon the completion of the sale of the remaining Denny's restaurants, the Company intends to invest the net proceeds into the refinement and repositioning of the Black-eyed Pea concept and to reduce outstanding indebtedness.

RESTAURANT DEVELOPMENT

The Company's current business plan for the Black-eyed Pea concept will focus its capital resources on improving the operations and profitability of its existing store base. Based on the Company's strategy to divest its Denny's restaurants, no new Denny's restaurants are planned. The Company closed one underperforming Black-eyed Pea restaurant and one underperforming Denny's restaurant during fiscal 2000. These closed properties, as well as real estate from prior restaurant closings and other surplus properties and leasehold interests, are being actively marketed. The Company continually evaluates the operating performance of its restaurants and may close additional restaurants if, in management's opinion, operating results cannot be improved within what management considers a reasonable period of time.

The table below sets forth information regarding the number of restaurants that have been acquired, developed, converted and sold or closed in each year since the beginning of fiscal 1995, including restaurants developed and sold or closed by Black-eyed Pea USA, Inc. prior to the Black-eyed Pea acquisition by the Company.

                                  5

                                         1995    1996    1997    1998    1999    2000
                                         ----    ----    ----    ----    ----    ----
BLACK-EYED PEA RESTAURANTS:
   Number open beginning of period ....  103     105      93     104     101      93
   Acquired ...........................    0       0       9       2       0       0
   Developed ..........................    5       0       4       0       8       0
   Sold or closed .....................   (3)    (12)     (2)     (5)    (16)     (1)
                                         ----    ----    ----    ----    ----    ----

Number open at end of period ..........  105      93     104     101      93      92

DENNY'S RESTAURANTS:
   Number open beginning of period ....  148     168     182     174     100      97
   Acquired ...........................    3       0       0       0       0       0
   Developed ..........................    8       5       1       0       0       0
   Converted from other concept .......   10      15      10       0       0       0
   Sold or closed .....................   (1)     (6)    (19)    (74)     (3)     (1)
                                         ----    ----    ----    ----    ----    ----

Number open at end of period ..........  168     182     174     100      97      96

NON-BRANDED RESTAURANTS:
   Number open beginning of period ....   56      82      20       3       0       0
   Acquired ...........................   36       0       0       0       0       0
   Converted ..........................  (10)    (15)    (10)      0       0       0
   Sold or closed .....................   (0)    (47)     (7)     (3)      0       0
                                         ----    ----    ----    ----    ----    ----

Number open at end of period ..........   82      20       3       0       0       0
                                         ----    ----    ----    ----    ----    ----
TOTAL NUMBER OF RESTAURANTS OPEN AT
END OF PERIOD .........................  355     295     281     201     190     188
                                         ====    ====    ====    ====    ====    ====

The following table sets forth the number of restaurants in each state with restaurant operations as of December 27, 2000.


                BLACK-EYED PEA     DENNY'S               BLACK-EYED PEA      DENNY'S
                --------------     -------               --------------      ------

    Arizona           9              12        Nebraska                         4
    Arkansas                          1        Nevada                           1
    Colorado                          7        New Mexico      2
    Florida                          19        Oklahoma        6                7
    Idaho                             4        Oregon                           1
    Iowa                              4        South Dakota                     1
    Kansas            2               1        Texas          66               23
    Louisiana                         1        Utah                             8
    Maryland          3                        Virginia        3
    Missouri          1               1        Wisconsin                        1
                                                              --               --
                                               Totals         92               96
                                                              ==               ==



ADVERTISING AND MARKETING

The Company uses television, radio, print advertising, and special promotions in its efforts to increase the traffic and sales at its Black-eyed Pea restaurants. The Company's advertising campaigns are designed to communicate the distinctive aspects of the Black-eyed Pea concept and are targeted to appeal to its core customer base. In fiscal 2000, previous management reallocated the Company's marketing resources to focus on local store marketing and significantly reduced television advertising for Black-eyed Pea restaurants. Expenditures for Black-eyed Pea advertising, including local promotions, were approximately 1.0% of Black-eyed Pea restaurant sales during fiscal 2000 compared to 4.2% in the prior year. While previous management anticipated this decision would result in lower same-store sales, it expected that the decreased expenditures would result in overall improved cash flows for the Black-eyed Pea restaurants. For the fiscal year ended December 27, 2000, the Company experienced a same store sales decline of 9.0% in its Black-eyed Pea restaurant concept and cash flow from the Black-eyed Pea concept was lower in fiscal 2000 than in the prior year.

The Company's Black-eyed Pea marketing strategies for 2001 are expected to include a focus on advertising designed to increase guest frequency and average guest check, including a focus on improving beverage incidence. The Company intends for the Black-eyed Pea restaurant marketing and advertising strategies to revolve around utilization of television and radio advertising in the Company's larger markets to attain the greatest media efficiency. In markets where the number of Black-eyed Pea restaurants will not support a large media budget, marketing and advertising strategies rely more on local advertising (i.e., contact development with local hotels, civic organizations and tourism groups, advertising in local newspapers, sponsorship of local events, etc.).

As generally required under the terms of the Denny's franchise agreements, the Company contributes from 2% to 3% of its Denny's restaurant sales to an advertising and marketing fund controlled by Denny's, Inc. Denny's, Inc. uses this fund primarily to develop system-wide advertising, sale promotions, and marketing materials and programs. The Denny's franchise agreements prohibit franchisees, including the Company, from conducting any local, regional, or national advertising without the prior written consent of Denny's, Inc. From time to time, Denny's, Inc. may establish advertising cooperatives for geographic areas not covered by existing advertising campaigns.

TRADEMARKS AND SERVICE MARKS

The Company has registered the name "Black-eyed Pea" and its respective logo and certain related items and slogans as trademarks and/or service marks with the United States Patent and Trademark Office. The Company regards its service marks as having significant value and being an important factor in the development and marketing of its restaurants. The Company's policy is to pursue registration of its service marks and trademarks whenever possible and to oppose vigorously any infringement of its service marks and trademarks.

The Company licenses the right to use the "Denny's" trademark directly from Denny's, Inc. The Company believes that the continued right to use the "Denny's" trademark is important to the operation of its Denny's restaurant locations. The Company also owns or licenses the right to use certain other trademarks that it does not consider essential to its success.


COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location, and food quality. The Company competes with a number of national and regional restaurant chains as well as locally owned restaurants, many of which have greater financial and other resources than the Company. The restaurant business is often affected by changes in consumer taste, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number, and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

SEASONALITY

The Company's business is moderately seasonal. Restaurant sales generally are higher in the first and second fiscal quarters (January through June) than in the third and fourth calendar quarters (July through December). Additionally, severe weather, storms and similar conditions may adversely affect sales volumes seasonally in some operating regions. Occupancy and other operating costs, which remain relatively constant, have a disproportionately greater negative effect on operating results during quarters with lower restaurant sales.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations have not historically had a significant impact on the operations of the Company; however, the Company cannot predict the effect of possible future environmental legislation of regulations on its operations.

RESEARCH AND DEVELOPMENT

While research and development are important to the Company, historically these expenditures have not been material due to the nature of the restaurant and retail industry.

EMPLOYEES

As of April 6, 2001, the Company had approximately 6,300 employees of whom approximately 50 were corporate personnel, approximately 500 were restaurant management personnel, and the remainder were hourly personnel. The Company is not a party to any collective bargaining agreement. The Company believes that its relationship with its employees is good.

Each of the Company's Black-eyed Pea restaurants employs approximately 55 to 60 persons. Each of the Company's Denny's restaurants has approximately 40 employees, including approximately 15 kitchen personnel and 25 service personnel.



ITEM 2.   PROPERTIES.

The Company leases, for a term expiring in September 2001, approximately 20,000 square feet of office space in Scottsdale, Arizona, for use as its principal corporate offices. On February 8, 2001, the Company's Board of Directors approved the closing of its office in Scottsdale and the relocation of the corporate headquarters to Nashville, Tennessee. The Company anticipates executing a lease agreement for office space in Nashville, Tennessee for approximately 11,000 square feet effective April 2001. The Company also leases approximately 2,000 square feet of office space and 18,000 square feet of warehouse space in Dallas, Texas, on a year-to-year basis. This property is used for regional restaurant operations, facilities maintenance operations, and storage of surplus equipment.

The Company's restaurants generally are located in one-story, freestanding buildings with a capacity of between 90 and 210 customers. The Company leases substantially all the land and buildings for its restaurants. The initial lease terms range from 10 to 20 years and include renewal options for up to 30 years. Substantially all of the Company's current leases have remaining initial terms or renewal options that extend for more than five years from the date of this Report. The leases generally provide for a minimum annual rent and additional rental payments (percentage rents) if restaurant sales volumes exceed specified amounts. In addition, the leases generally require the Company to pay real estate taxes, insurance premiums, maintenance costs, and certain other of the landlords' operating costs. Contingent percentage rents have represented less than 5% of total rent expense for each of fiscal 1998, 1999 and 2000.

ITEM 3.   LEGAL PROCEEDINGS.

Although the Company is a party to legal proceedings incidental to its business, in the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

As disclosed in Part II, Item 7 of this Annual Report on Form 10-K under the caption "Certain Shareholders May Control The Company and Certain of the Company's Directors May Have Conflicts of Interest," Mr. Jack M. Lloyd has advised the Company that he intends to bring action against the Company with respect to defaults that currently exist under the Company's Series B notes. Although the Company does not dispute the fact that the Series B Notes are in default, the Company believes that it has substantial defenses to Mr. Lloyd's being able to bring such action at the present time and intends to vigorously contest any actions in this regard.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this report, there were no matters submitted to a vote of the Company's security holders.




ITEM 4A.  EXECUTIVE OFFICERS.

The Company, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, 17 C.F.R. ss. 229.401, furnishes the following information with regard to its executive officers as an additional item in Part I of this Annual Report on Form 10-K. The following individuals are those that the Company currently deems to be "executive officers" as defined by the Securities and Exchange Commission:

            NAME                         AGE                      POSITION
            ----                         ---                      --------
Robert M. Langford.......................49             Chairman of the Board and Chief
                                                        Executive Officer

W. Craig Barber..........................45             President and Director


Betty J. Marshall........................50             Chief Administrative Officer,
                                                        Assistant Secretary and Senior
                                                        Vice President

Jeffrey M. Pate..........................33             Chief Financial Officer, Secretary,
                                                        and Senior Vice President

Robert Speck.............................47             Chief Operating Officer and
                                                        Senior Vice President

ROBERT M. LANGFORD was elected Chairman of the Board and Chief Executive Officer on October 11, 2000. He began his restaurant career as a Shoney's restaurant franchisee in Lafayette, IN and received numerous awards, including Franchise Operator of the Year. From 1991 to 1995, he served as President and Chief Executive Officer of RMS in Macon, GA, which operated 38 Shoney's, 15 Captain D's and 62 Popeye's, with annual revenues of approximately $120 million. In 1995 he joined Shoney's, Inc., and was promoted to Senior Executive Vice President and Chief Operating Officer in 1996. Mr. Langford's responsibilities included overseeing all restaurant operations (1,350 restaurants in 34 states), marketing and training for the $1.1 billion restaurant company.

W. CRAIG BARBER was elected President and as a Director on October 11, 2000. He was formerly Chief Administrative Officer and Chief Financial Officer of Shoney's, Inc. He reported to the Chief Executive Officer and had responsibility for all corporate staff and administrative functions. Specific responsibilities included accounting, treasury, legal, strategic planning, public relations, information systems, human resources and food distribution. He originally joined Shoney's, Inc. in 1983 as Assistant Treasurer and left the company in 1997 to pursue other interests, including consulting and leadership in non-profit entities. Prior to his tenure with Shoney's, Mr. Barber worked for Ernst & Young for six years supervising audits of large public entities, including restaurant companies.

BETTY J. MARSHALL was elected Chief Administrative Officer, Assistant Secretary and Senior Vice President of the Company on March 28, 2001. Prior to joining the Company, Ms. Marshall was the Senior Vice President of Corporate Communications and Community Relations of Shoney's, Inc. since October 1996. Ms. Marshall also served as Shoney's Vice President of Corporate and Community Affairs from January 1991 through September 1996 and as Director of Purchasing from March 1990 through December 1990.

JEFFREY M. PATE was elected as Chief Financial Officer, Secretary, and Senior Vice President of the Company on March 28, 2001. His responsibilities include accounting, treasury, real estate, legal, and information systems. Mr. Pate was formerly the Chief Financial Officer of Wall Street Deli, Inc. and Cherry & Associates. Mr. Pate began his career at Ernst & Young before joining Shoney's, Inc., where he served as Director of Financial Analysis.


ROBERT SPECK was elected Chief Operating Officer and Senior Vice President of the Company on March 28, 2001. Prior to joining the Company, Mr. Speck served as the Senior Vice President - Strategic Planning of Shoney's, Inc. since January 1997 and as the Division President - Shoney's Restaurants from December 1995 through December 1996. Mr. Speck also served as Chief Operating Officer of Grandy's, Inc. from 1989 through December 1996.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock currently is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "PRGP". Prior to February 15, 2001, the common stock had traded on the American Stock Exchange ("AMEX") under the symbol "PRG". Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following table sets forth the high and low trading quotes of the Company's common stock as reported by AMEX during each quarter of the 1999 and 2000 fiscal years:

                                               COMMON STOCK
                                               ------------
                                              HIGH       LOW
                                              ----       ---
     1999
     ----
     First Quarter.........................   $1.31     $0.88
     Second Quarter .......................    1.06      0.81
     Third Quarter.........................    1.13      0.56
     Fourth Quarter........................    0.75      0.44


     2000
     ----
     First Quarter.........................   $0.69     $0.44
     Second Quarter .......................    0.81      0.38
     Third Quarter.........................    0.50      0.38
     Fourth Quarter........................    0.38      0.13


As of April 6, 2001, there were 91 holders of record of the Company's common stock. On April 6, 2001, the closing sales price of the Company's common stock on the OTCBB was $0.25 per share.

The Company has never declared or paid any dividends. The Company intends to retain earnings, if any, to fund the growth of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the payment of dividends on the Company's common stock is prohibited under its credit facility with CNL and other outstanding debt obligations.


ITEM 6.  SELECTED FINANCIAL DATA.

The following selected historical consolidated financial data of the Company for each of the fiscal years in the three-year period ended December 27, 2000 has been derived from and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.
The selected historical summary consolidated financial data for fiscal 1996 and 1997 and the 1998 balance sheet data are derived from historical financial statements that are not included elsewhere herein. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation" and Note 1 to the consolidated financial statements.

                                                          AS OF AND FOR FISCAL YEAR(1)
                                                    ----------------------------------------
                                                    1996      1997      1998      1999      2000
                                                    ----      ----      ----      ----      ----
                                                             (DOLLARS IN THOUSANDS)
      Statement of Operations Data(2):
Restaurant sales..................................$241,480  $300,579  $255,956  $238,673  $218,147
Restructuring expense.............................      --        --        --    10,432     6,750
Charge for impaired assets........................      --    14,100        --     8,832     2,181
Restaurant operating income.......................  22,137     9,101    18,116    (3,148)    7,111
Administrative expenses...........................  10,303    13,684    12,423    12,105    13,674
Operating income (loss)...........................  11,834    (4,583)    5,693   (15,253)   (6,563)
Interest expense, net.............................  (9,605)  (13,655)  (12,635)  (13,495)  (12,484)
Net income (loss).................................   1,118   (20,977)   (4,657)  (25,902)  (30,747)

      Other Data:
EBITDA(3).........................................$ 18,834  $ 18,884  $ 13,283  $ 10,096  $  5,023
Cash interest expense.............................   8,904    10,033     8,221     9,988     3,638
Cash provided by (used in) operating activities...   9,664    (1,458)   (1,357)      762     1,835
Cash provided by (used in) investing activities...  (9,393)   (6,316)   22,622    (4,345)   (1,469)
Cash provided by (used in) financing activities...   1,157     6,432   (20,202)    2,744       824
Capital expenditures..............................   9,879     8,147     2,891     4,732     1,616
Depreciation and amortization (4).................   7,000     9,367     7,590     6,085     2,655
Ratio of earnings to fixed charges(5).............    1.14        --        --        --        --
Number of restaurants, end of period..............     295       281       201       190       188

      Balance Sheet Data:
Working capital (deficit).........................$(33,029) $(36,417) $(44,838) $ (4,070) $(83,532)
Total assets...................................... 179,189   170,264   134,507    98,367    79,370
Long-term debt, less current portion..............  69,903    39,022    39,666    41,538       529
Obligations under capital leases,
  less current obligations........................  24,229    39,396    32,828    13,370       567
Shareholders' equity (deficit)....................  22,128     1,248    (3,334)  (29,236)  (61,122)

(1) The Company's fiscal years 1996 through 2000 ended on January 1, 1997, December 31, 1997, December 30, 1998, December 29, 1999 and
         December 27, 2000, respectively.
(2) From fiscal 1996 through 2000, the Company consummated various acquisitions, opened new restaurants, and closed or sold certain restaurants. Revenue increases in each year from 1996 through 1997 arose primarily from restaurant acquisitions and openings in each year. The Company sold or closed an aggregate of 82, 19 and 2 restaurants during fiscal 1998, 1999 and 2000, respectively, which contributed to the overall revenue decreases in these years compared to prior years.



(3) EBITDA represents income before interest, income taxes, depreciation and amortization plus the restructuring expenses and charge for impaired assets. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indication of the Company's operating performance or to cash flows from operations as a measure of liquidity. EBITDA is included in this Report because it is a basis upon which the Company assesses its financial performance.
(4) In September 1999, the Company committed to a plan to sell all of its Denny's restaurants. In accordance with SFAS No. 121, the assets of these restaurants were classified as "held for sale" and the Company ceased recording depreciation. The decrease in depreciation and amortization of $3.4 million in fiscal 2000 is due primarily to the cessation of depreciation on these assets.
(5) Earnings consist of pre-tax income plus fixed charges, excluding capitalized interest. The Company's fixed charges consist of (a) interest, whether expensed or capitalized; (b) amortization of debt expense, including any discount or premium whether expensed or capitalized; and (c) a portion of rental expense representing the interest factor. Earnings were inadequate to cover fixed charges in fiscal 1997 ($17,719,000), fiscal 1998 ($6,942,000), fiscal 1999
         ($28,748,000) and fiscal 2000 ($19,047,000).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

GENERAL

The Company's fiscal 1998 and 1999 results of operations were materially and adversely affected by the sales and closures of over 100 restaurants with an offsetting impact from increased revenue from the development of eight new restaurants. During these years, revenue and related expenses decreased significantly over prior years primarily as a result of these divestitures. During 2000, the Company closed one Denny's restaurant and one Black-eyed Pea restaurant. These transactions are a direct result of the Company's strategy of focusing on the Black-eyed Pea concept as well as closing or selling underperforming restaurants that fail to achieve certain operational and financial goals. As a result of the development and dispositions of restaurants during past fiscal periods, operating results during a particular year are not comparable to those of other fiscal years.



COMPARISON OF RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain items in the historical consolidated statements of operations as a percentage of total restaurant sales:

                                                           FISCAL YEAR
                                                           -----------
                                                 1998         1999       2000
                                                 ----         ----       ----
Restaurant sales:
  Black-eyed Pea restaurants................     54.6%        56.6%      53.2%
  Denny's restaurants.......................     45.2         43.4       46.8
  Other restaurants.........................      0.2           --         --
                                                -------      -------    -------
    Total restaurant sales..................    100.0%       100.0%     100.0%
                                                -------      -------    -------
Restaurant operating expenses:
  Food and beverage costs...................     27.4         27.1       27.4
  Payroll and payroll related costs.........     34.4         34.7       35.7
  Other operating expenses..................     28.1         28.9       28.3
  Depreciation and amortization.............      3.0          2.5        1.2
  Restructuring expenses....................       --          4.4        3.1
  Charge for impaired assets................       --          3.7        1.0
                                                -------      -------    -------
    Total restaurant operating expenses.....     92.9        101.3       96.7
                                                -------      -------    -------
Restaurant operating income (loss)..........      7.1         (1.3)       3.3
Administrative expenses.....................      4.9          5.1        6.3
                                                -------      -------    -------
      Operating income (loss)...............      2.2         (6.4)      (3.0)
Interest expense, net.......................     (4.9)        (5.7)      (5.7)
                                                -------      -------    -------
(Loss) before income taxes and
  extraordinary item........................     (2.7)       (12.1)      (8.7)
Income tax (benefit) provision..............      (.4)        (1.8)       5.4
                                                -------      -------    -------
      (Loss) before extraordinary item......     (2.3)       (10.3)     (14.1)
Extraordinary loss (gain)...................     (0.5)         0.6         --
                                                -------      -------    -------
Net (loss)..................................     (1.8)%      (10.9)%    (14.1)%
                                                =======      =======    =======


FISCAL 2000 COMPARED WITH FISCAL 1999

     RESTAURANT SALES. Restaurant sales decreased 8.6% to $218.1 million in fiscal 2000 as compared with restaurant sales of $238.7 million in fiscal 1999. This decrease was attributable primarily to a decline in comparable store sales of 9.0% at the Company's Black-eyed Pea restaurants, offset by a slight increase in comparable store sales of 0.4% at the Company's Denny's restaurants.

     FOOD AND BEVERAGE COSTS. Food and beverage costs increased to 27.4% of restaurant sales in fiscal 2000 as compared with 27.1% of restaurant sales in fiscal 1999. This increase was attributable primarily to increased pork, steak and coffee costs.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 35.7% of restaurant sales in fiscal 2000 as compared with 34.7% of restaurant sales in fiscal 1999. This increase was attributable to lower sales volumes at Black-eyed Pea restaurants and higher average wages. The increase in payroll costs was partially offset by the closure of underperforming restaurants.

     OTHER OPERATING EXPENSES. Other operating expenses were 28.3% of restaurant sales in fiscal 2000 as compared with 28.9% of restaurant sales in fiscal 1999. In fiscal 2000, operating costs were reduced by $1.1 million due to the renegotiation of an equipment lease. Eight new Black-eyed Pea restaurants were opened in fiscal 1999 and new store opening costs of approximately $1.8 million were expensed when incurred in fiscal 1999. The remaining decrease of $4.2 million is due primarily to the reduction in spending for television advertising for the Black-eyed Pea restaurants in fiscal 2000 compared with fiscal 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements and intangible assets totaled $2.7 million, or 1.2% of restaurant sales, in fiscal 2000 as compared with $6.1 million, or 2.5% of restaurant sales, in fiscal 1999. In September 1999, the Company committed to a plan to sell all its Denny's restaurants. In accordance with SFAS No. 121, the assets of these restaurants were classified as "held for sale" and the Company ceased recording depreciation. The decrease in depreciation and amortization of $3.4 million is due primarily to the cessation of depreciation on these assets.

     RESTRUCTURING EXPENSES. In fiscal 2000, the Company recorded restructuring expense of $6.8 million comprised of $550,000 related to three Black-eyed Pea restaurants which the Company anticipates closing and $6.2 million related to the increase in the estimated liabilities from Black-eyed Pea and Denny's restaurants closed in prior periods. The increase in the estimated liabilities is the result of the Company's determination that the cost associated with subleasing these properties will exceed previous estimates. In fiscal 1999, the Company recorded restructuring expense of $10.4 million comprised of (i) $2.9 million related to the closure of sixteen Black-eyed Pea restaurants in fiscal 1999, $1.5 million to reflect the increase in estimated liabilities related to Denny's restaurants closed in prior periods, $4.8 million related to 68 Denny's and 19 non-branded restaurants sold during 1997 and 1998 where the Company remains contingently liable for equipment, leases, rents and property taxes as a result of bankruptcy filings by three buyers; and (ii) $1.2 million related to the writedown of the investment of Black-eyed Pea USA, Inc. in a joint venture.

     CHARGE FOR IMPAIRED ASSETS.   The charge for impaired assets was 1.0% of
restaurant sales in fiscal 2000 and 3.7% of restaurant sales in fiscal 1999. The charge for impaired assets in fiscal 2000 was $2.2 million and was recorded after the Company completed an asset impairment analysis on its Black-eyed Pea concept. The charge for impaired assets in fiscal 1999 of $8.8 million related to the write down of goodwill and intangible assets associated with the Company's Denny's restaurants.

     RESTAURANT OPERATING INCOME (LOSS). Restaurant operating loss of $3.1 million in fiscal 1999 improved by $10.2 million to restaurant operating income of $7.1 million in fiscal 2000. This improvement was primarily the result of the change in recording $10.4 million of restructuring expenses and a $8.8 million charge for impaired assets in fiscal 1999 compared to recording $6.8 million of restructuring expenses and a $2.2 million charge for impaired assets in fiscal 2000 and other factors described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses increased to 6.3% of restaurant sales in fiscal 2000 as compared with 5.1% of restaurant sales in fiscal 1999. This increase in fiscal 2000 was primarily the result of a $730,000 increase in legal and claims expenses associated with EEOC claims, $150,000 of additional litigation expense resulting from the bankruptcy proceeding for the buyer of 71 restaurants sold in March 1998 and a reserve of $520,000 against an advance to a former officer of the Company.


     INTEREST EXPENSE. Interest expense decreased to $12.5 million, or 5.7% of restaurant sales, in fiscal 2000 as compared with $13.5 million, or 5.7% of restaurant sales, in fiscal 1999. The decrease of $1.0 million was attributable to the expensing of $1.4 million in deferred financing costs in 1999 and the recovery of $345,000 in finance points expensed in 1999, refunded in 2000 and recorded as an offset to interest expense. The decrease was further offset by $605,000 in additional interest expense on the Series
B Notes in fiscal 2000 resulting from an increase in the interest rate to 15% due to the default from nonpayment of interest.

     INCOME TAXES. In fiscal 2000, the Company recorded tax expense of $11.7 million due to the uncertainty of the future utilization of the deferred income tax asset. In fiscal 1999 an income tax benefit of $4.3 million resulted from the charge for impaired assets and restructuring expense.

FISCAL 1999 COMPARED WITH FISCAL 1998

     RESTAURANT SALES. Restaurant sales decreased 6.8% to $238.7 million in fiscal 1999 as compared with restaurant sales of $256.0 million in fiscal 1998. This decrease was primarily attributable to the sale of 71 Denny's restaurants in March 1998.

     FOOD AND BEVERAGE COSTS. Food and beverage costs decreased to 27.1% of restaurant sales in fiscal 1999 as compared with 27.4% of restaurant sales in fiscal 1998. This decrease was attributable to (a) efforts by the Company's Black-eyed Pea research and development and purchasing departments to renegotiate contracts and achieve cost savings through use of current food technology, and (b) lower food costs at the Denny's restaurants.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 34.7% of restaurant sales in fiscal 1999 as compared with 34.4% of restaurant sales in fiscal 1998. This increase was attributable to higher unemployment tax rates and increased workers' compensation costs.

     OTHER OPERATING EXPENSES. Other operating expenses were 28.9% of restaurant sales in fiscal 1999 as compared with 28.1% of restaurant sales in fiscal 1998. The increase of $3.1 million was primarily attributable to start-up costs associated with the eight new Black-eyed Pea restaurants opened in 1999. Due to an accounting change in 1999, the Company expensed the startup costs immediately instead of amortizing them over 12 months as in prior years.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets and pre-opening costs totaled $6.1 million, or 2.5% of restaurant sales, in fiscal 1999 as compared with $7.6 million, or 3.0% of restaurant sales, in fiscal 1998. The decrease of $1.5 million was attributable to the reclassification of certain assets as being held for sale. In accordance with SFAS No. 121, the Company ceased depreciation of the assets associated with its Denny's restaurants at the end of September 1999 after the Company determined to sell all of those restaurants.

     RESTRUCTURING EXPENSES. In fiscal 1999, the Company recorded restructuring expenses of $10.4 million. There were no restructuring expenses incurred during 1998. The 1999 restructuring expenses were comprised of (i) $2.9 million related to the closure of sixteen Black-eyed Pea restaurants in fiscal 1999, $1.5 million to reflect the increase in estimated liabilities related to Denny's restaurants closed in prior periods, $4.8 million related to 68 Denny's and 19 non-branded restaurants sold during 1997 and 1998 on which the Company remains contingently liable for equipment, leases, rents and property taxes as a result of bankruptcy filings by three buyers; and (ii) $1.2 million related to the writedown of the investment of Black-eyed Pea USA, Inc. in a joint venture.

     CHARGE FOR IMPAIRED ASSETS. During 1999, the Company recorded total charges for impaired assets of $8.8 million related to the write down of goodwill and intangible assets associated with the Company's Denny's restaurants.

     RESTAURANT OPERATING INCOME (LOSS). Restaurant operating income of $18.1 million in fiscal 1998 decreased by $21.2 million to an operating loss of $3.1 million in fiscal 1999. This decrease was primarily a result of the $8.8 million charge for impaired assets and the $10.4 million restructuring expenses described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses increased to 5.1% of restaurant sales in fiscal 1999 as compared with 4.9% of restaurant sales in fiscal 1998. This increase was primarily the result of increased legal expenses associated with EEOC claims.

     INTEREST EXPENSE-NET. Net interest expense increased to $13.5 million, or 5.7% of restaurant sales, in fiscal 1999 as compared with $12.6 million, or 4.9% of restaurant sales, in fiscal 1998. This increase was attributable to an increase in long-term debt of $5.4 million and an increase in amortization of deferred financing costs of $409,000.

     INCOME TAXES. The benefit from income tax was $4.3 million in fiscal 1999 as compared with the benefit from income tax of $914,000 in fiscal 1998. The benefit from income tax in fiscal 1999 resulted from the tax benefit associated with the charge for impaired assets and restructuring expense.

     EXTRAORDINARY ITEMS. The extraordinary loss in fiscal 1999 resulted primarily from the expensing of certain deferred financing costs associated with the early payoff of certain debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. Like many other companies in the restaurant industry, the Company operates with a working capital deficit.

Due to its default under several debt agreements, the Company has reclassified the majority of its debt to current liabilities thereby substantially increasing its working capital deficit. During fiscal 2000, the Company had a net increase in cash of $1.2 million reflecting net cash provided by operating activities of $1.8 million and net cash provided by financing activities of $824,000 which are partially offset by net cash used in investing activities of $1.5 million. Net cash provided by operating activities included the net increase in accounts payable and accrued liabilities of approximately $6.0 million. Net cash used in investing activities included $1.6 million in additional property and equipment which is a decrease of approximately $3.1 million from fiscal 1999. Net cash from financing activities primarily reflects the cessation of principal payments on several capital leases offset by a reduction in the Company's borrowings during fiscal 2000 as compared to fiscal 1999.

The Company's total liabilities increased from $127.6 million in fiscal 1999 to $140.5 million in 2000. This change was primarily a result of an increase in store closing costs of $2.1 million, an increase in accrued rent of $2.1 million, and an increase in the accrued interest payable balance of approximately $8.9 million offset by a $2.5 million reduction in the accounts payable balance. The Company's debt balance is comprised of promissory notes, obligations under capital leases and subordinated indebtedness. Although the debt balance remained constant from fiscal 1999 through fiscal 2000 at approximately $80 million, the Company reclassified the majority of its debt from long-term debt obligations to current debt obligations as the Company is currently in default to CNL for the non-payment of principal and interest on certain promissory notes and capital lease obligations (See also
Note 8 to the Consolidated Financial Statements).



On June 30, 1999, CNL APF Partners, LP acquired the remaining outstanding indebtedness under the Company's existing senior credit facility for $14.7 million, restructured $2.2 million of existing debt and advanced an additional $5.4 million to the Company. The original due date of the senior debt was January 31, 2000 for which the Company received an extension of the maturity date to September 2000. At December 27, 2000, the Company was in default of the covenants of the senior debt. In order to facilitate the January 26, 2001 sale of 23 Denny's restaurants, CNL agreed to waive existing defaults under the senior credit agreement and extend the maturity of the senior debt to March 31, 2001. The Company is currently in default on the indebtedness under its senior credit facility, its subordinated indebtedness, and other credit agreements. While certain indebtedness is classified as a current liability, the Company has been engaged in negotiations with CNL and anticipates the indebtedness will be restructured. No assurances can be given, however, that this restructuring will occur.

In January 2001, the Company sold 23 Denny's restaurants to Mountain Range Restaurant, LLC ("MRR") for $20.3 million, consisting initially of cash of $17.3 million and a note for $3.0 million. MRR is owned by Messrs. William G. Cox and Robert J. Gentz. Mr. Gentz was formerly an Executive Vice President of the Company and continues to serve as a director. Mr. Cox was formerly the Chief Operating Officer of the Company and also continues to serve as a director. Cash proceeds from this transaction were primarily used to reduce outstanding indebtedness by $7.7 million to CNL, pay off a $1.7 million note payable to Advantica, reduce accrued expenses related to past due rents and taxes by $4.9 million, fund closing costs of approximately $342,000, and to infuse approximately $2.7 million of additional working capital into the Company.

During the second quarter of 2000, the Company stopped paying principal and interest on several capital leases held by CNL and stopped making payments on several operating leases to a secondary lender. The Company received a waiver of a substantial portion of the payments for a period of one year from the secondary lender but has not, as of yet, received a waiver from CNL. In November 2000, the Company borrowed an additional $1.0 million from CNL. The proceeds were used for general operating purposes and the new note, with a maturity date in December 2001, is secured by a note receivable asset.

At December 27, 2000 and April 6, 2001, the Company was not in compliance with certain financial covenants and payment terms set forth in the Series B Notes (See Item 13, "Certain Relationships and Related Transactions"). Also, the Company will continue to be in default under the senior credit agreement until other acceptable refinancing or restructuring alternatives become available. Additional financing, however, may not be available or may not be available on satisfactory terms.

The sale of restaurants consummated in prior years significantly impacted liquidity because the Company

     - repaid the negative working capital attributable to the restaurants that it sold from cash flows generated by the remaining restaurants,

     - continued to pay costs associated with subleasing properties for which the Company remains contingently liable, and

     - did not completely realize the beneficial effects of reduced administrative costs.

The Company believes, however, that the sale of these underperforming restaurants has improved the overall asset base and positioned the Company for improved operating results in fiscal 2001.



The Company currently requires capital principally for general operating purposes as well as maintenance expenditures on existing restaurants. Expenditures for property and equipment totaled approximately $2.9 million for fiscal 1998, $4.7 million for fiscal 1999, and $1.6 million for fiscal 2000. The Company intends to pursue opportunities to develop additional Black-eyed Pea restaurants as favorable locations and acceptable sources of financing for new restaurants are identified.

RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Black-eyed Pea restaurants have experienced declining customer traffic during the past three years as a result of intense competition and a decline in operational execution. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Black-eyed Pea restaurants during the past three years have not resulted in improvements in sales and margins. There can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Black-eyed Pea restaurants, have reduced its operating margins. The Company does not expect to be able to significantly improve Black-eyed Pea restaurants operating margins until it can consistently increase its comparable restaurant sales.

SPECIAL CONSIDERATIONS

THE COMPANY IS NOT EXPECTED TO BE PROFITABLE IN THE NEAR TERM AND ITS AUDITORS' REPORT EXPRESSES A GOING CONCERN OPINION.

The Company has not been profitable in the last four fiscal years and its operations are not expected to be profitable in the near future. Its ability to generate operating profits will depend upon

            * its ability to restructure, refinance, or repay its outstanding debt;

            *    successfully obtaining additional capital resources;

            * the nature and extent of any future developments and acquisitions; and

            *    general economic and demographic conditions.

The Company cannot provide assurance that it will be able to sell its remaining Denny's restaurants, restructure or refinance its debt, and improve the performance of its Black-eyed Pea restaurants so as to achieve profitability in the future. In addition, the report by its independent auditors on its financial statements for the year ended December 27, 2000, states that the uncertainty relating to its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations raise substantial doubt about its ability to continue as a going concern. As of the filing date of this Report, the Company is in default on the payment of its $22.3 million promissory note to its senior lender, CNL APF Partners, LP (together with its affiliates and related entities, "CNL"), $16.8 million principal amount of subordinated indebtedness, as well as interest and rent payments to CNL and interest on its subordinated indebtedness (See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Reserves").


THE COMPANY HAS SIGNIFICANT INDEBTEDNESS.

As of December 27, 2000, the Company had a working capital deficit of $83.5 million and total debt obligations of $80.1 million, including subordinated indebtedness in the outstanding principal amount of approximately $16.8 million and obligations under capital leases aggregating $14.1 million. The Company has incurred substantial debt to develop and acquire restaurants and to operate its business. The Company will continue its efforts to sell its remaining Denny's restaurants and plans to use the proceeds from those sales to refine and reposition the Black-eyed Pea restaurant brand and reduce outstanding indebtedness. In addition, the Company has been engaged in negotiations with CNL and anticipates that its senior indebtedness will be restructured. No assurances can be given, however, that this restructuring will occur.

The Company may seek additional equity or debt financing in the future to provide funds to support its operations or to develop or acquire additional restaurants. The Company, however, cannot provide assurance that

            * such financing will be available or will be available on satisfactory terms;

            * the Company will be able to develop or acquire new restaurants or to otherwise expand its restaurant operations; or

            * the Company will be able to restructure, refinance, or satisfy its obligations as they become due.

Any additional debt financings obtained by the Company will increase expenses and must be repaid regardless of the Company's operating results. Also, any new equity financings would result in dilution to existing shareholders.

THE COMPANY HAS SIGNIFICANT CONTINGENT LIABILITIES ASSOCIATED WITH RESTAURANTS IT HAS SOLD.

Since 1996, the Company has sold a total of 144 restaurants. The Company has assigned or subleased the real property leases and other obligations to the buyers of these restaurants, but it generally remains liable under those obligations if the buyers default. During 1999, three buyers of 87 restaurants that the Company sold during 1997 and 1998 filed for bankruptcy or failed to perform on their obligations to third parties. As a result, the Company recorded charges of $4.8 million for equipment leases, rents, property taxes, and other obligations for which it remains contingently liable. As of December 27, 2000, the Company has reserved approximately $7.5 million for closed restaurant properties where the Company subsidizes the existing rent payments and remains liable until the end of the lease term.
As the Company sells its remaining Denny's restaurants and any other underperforming restaurants, it may remain contingently liable for obligations on those restaurants. Any further defaults by buyers of restaurants that the Company has sold in the past or that it sells in the future could have a material adverse effect on its operating results and financial condition.

RELIANCE ON DENNY'S, INC.

As of December 27, 2000, the Company operated 96 franchised Denny's restaurants. As a result of the nature of operating franchised restaurants and our franchise agreements with Denny's, Inc., as long as the Company operates Denny's restaurants, its success depends, to a significant extent, on

             * the continued vitality of the Denny's restaurant concept and the overall success of the Denny's system;

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

The Company has no control over the management or operation of Denny's, Inc. or other Denny's franchisees. A variety of factors affecting Denny's, Inc. could have a material adverse effect on the Company, including the following:

             * any business or financial reversals or illiquidity on the part of Denny's, Inc. or its parent corporation, Advantica;

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

RESTRICTIONS IMPOSED BY THE DENNY'S FRANCHISE AGREEMENTS.

So long as the Company operates Denny's restaurants, the cancellation of the Denny's franchise agreements, which include the right to what the Company believes are favorable franchise arrangements and the right to use the "Denny's" trademarks and trade styles, would have a material adverse effect on the Company's business. The Denny's franchise agreements impose a number of restrictions and obligations on the Company. The Company must pay royalties and an advertising contribution to Denny's, Inc. regardless of the profitability of its Denny's restaurants. The Denny's franchise agreements also require the Company to operate its Denny's restaurants in accordance with the requirements and specifications established by Denny's, Inc. In addition, Denny's, Inc. has the right to require the Company to modify its restaurants to conform to the then-existing Denny's restaurant format. Denny's, Inc. has retained the right to open on its own behalf or to grant to other franchisees the right to open other Denny's restaurants in the immediate vicinity of the Company's Denny's restaurants.

An agreement between the Company and Denny's, Inc. gives Denny's, Inc. the right to terminate substantially all of the Denny's franchise agreements in the event that CNL, as the successor to the Company's previous senior lender, takes certain actions while the Company is in default under the terms of its credit facility with CNL. If the Company fails to satisfy the requirements described above or otherwise defaults under the Denny's franchise agreements, it could be subject to potential damages for breach of contract and could lose its rights under those agreements.

The Denny's franchise agreements also provide that, in the event the Company assigns its rights under any of those agreements, Denny's, Inc. will have the option to purchase the interest being transferred. An assignment under the Denny's franchise agreements will be deemed to have occurred if a person, entity, or group of persons (other than a group including William J. Howard and William G. Cox, each of whom is a director of the Company, Jack M. Lloyd or BancBoston Ventures, Inc., significant shareholders of the Company) acquires voting control of the Company's Board of Directors.


Without the consent of Denny's, Inc., the Company may not directly or indirectly own, operate, control, or have any financial interest in any coffee shop or family-style restaurant business or any other business that would compete with the business of any Denny's restaurant, Denny's, Inc., or any affiliate, franchisee, or subsidiary of Denny's, Inc., other than restaurants the Company currently operates. For two years after the expiration or termination of a Denny's franchise agreement, the Company will not be permitted, without the consent of Denny's, Inc., directly or indirectly to own, operate, control, or have any financial interest in any coffee shop or family-style restaurant substantially similar to a Denny's located within a 15-mile radius of a Denny's restaurant subject to the expired or terminated agreement. These restrictions will not apply to the operation of another Denny's restaurant or the ownership of less than 5% of the publicly traded stock of any other company.

CERTAIN SHAREHOLDERS MAY CONTROL THE COMPANY AND CERTAIN OF THE COMPANY'S DIRECTORS MAY HAVE CONFLICTS OF INTEREST.

William J. Howard, a director of the Company, currently owns approximately 11.5% of the Company's outstanding stock. Mr. Howard also held warrants to acquire an additional 146,611 shares of common stock at an exercise price of $0.01 per share. On March 23, 2001, Mr. Howard exercised all of his warrants by submitting funds to the Company for $1,466. Jack M. Lloyd, former Chairman of the Board and Chief Executive Officer of the Company, currently owns approximately 23% of the Company's outstanding stock. Mr. Lloyd also held warrants to acquire an additional 293,223 shares of common stock at an exercise price of $0.01 per share. On March 20, 2001, Mr. Lloyd exercised all his warrants by submitting funds to the Company for $2,932. BancBoston Ventures, Inc., a former shareholder of DRC, currently owns approximately 15.8% of the Company's outstanding common stock. Accordingly, such shareholders collectively have the power to elect all of the members of the Company's Board of Directors and thereby control the business and policies of the Company.

Messrs. Howard and Lloyd currently hold an aggregate of $16,794,000 in principal amount of the Company's Series B Notes in addition to their common stock and warrants. The Series B Notes contain restrictive covenants relating to the operation of the Company and the maintenance of certain financial ratios and tests. A default not waived by a majority of the holders of the Series B Notes could have a material adverse effect on the holders of the Company's common stock. Certain holders of the Series B Notes have not received interest payments since March 31, 1997. As of December 27, 2000, accrued and unpaid interest due to these holders totaled $10.6 million. The Company has not received waivers from these holders for noncompliance of certain of the debt covenants under the Series B Notes since June 1999 (See
Item 13, "Certain Relationships and Related Transactions").

On March 26, 2001, the Company received a notice from Mr. Lloyd in which he stated that he is the holder of 25% of the Series B Notes and purported to accelerate the payment of all principal and interest under the Series B Notes and to declare all amounts under the Series B Notes to be immediately due and payable. On March 30, 2001, the Company also received a copy of a letter to State Street Bank and Trust Company, the trustee (the "Trustee") under the Indenture pursuant to which the Company issued the Series B Notes, from Mr. Lloyd, who represented that he is a holder of Series B Note No. B-1. In his letter, Mr. Lloyd advised the Trustee of the existence of defaults under the Indenture. He also stated his belief that the Company has defaulted in complying with debt priorities under the Indenture with respect to the application of proceeds from the sale of assets. Mr. Lloyd further requested that the Trustee commence immediate litigation against the Company to recover all amounts due on the Series B Notes, including unpaid principal, accrued unpaid interest and interest on overdue installments at the default rate.
In the event that the Trustee elects not to comply with his request, Mr. Lloyd indicated that he is ready, willing and able to pursue the Company on his own behalf. To date, the Company has received no further correspondence from Mr. Lloyd or the Trustee with respect to Mr. Lloyd's request.


The Company believes that it has complied with its obligations under the Indenture and its other credit agreements with respect to the application of the proceeds from the sale of assets. As of June 30, 1999, Mr. Lloyd and certain other holders of the Series B Notes waived defaults existing under the Series B Notes at that time. Furthermore, the enforcement of remedies under the Indenture and the Series B Notes is limited by the terms of the Senior Subordinated Intercreditor Agreement, dated as of March 29, 1996 (the "Intercreditor Agreement"), among Banque Paribas, as Agent under the Credit Agreement (as defined therein), certain holders of the Series B Notes (including Mr. Lloyd) and the Trustee. CNL APF Partners, LP, has succeeded to the interest of Banque Paribas. Under the terms of the Intercreditor Agreement, the Company believes that both the Trustee and Mr. Lloyd presently are unable to pursue any remedies for any alleged defaults under the Indenture or the Series B Notes (including the initiation of litigation to collect the indebtedness owing under the Series B Notes), which are subordinated, unsecured obligations of the Company (See Note 8 to the Consolidated Financial Statements).

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not fomerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective December 28, 2000. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 27, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company does not hold investment securities that would require disclosure of market risk and it does not engage in currency speculation or use derivative instruments to hedge against known or forecasted market exposures.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the registrant and its subsidiaries, together with all Notes thereto, are set forth immediately following this page on pages 25 through 45 of this Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Phoenix Restaurant Group, Inc.
Scottsdale, Arizona

     We have audited the consolidated balance sheets of Phoenix Restaurant Group, Inc. (formerly DenAmerica Corp.) and subsidiaries (the "Company") as of December 29, 1999 and December 27, 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended December 27, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phoenix Restaurant Group, Inc. at December 29, 1999 and December 27, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the uncertainties relating to the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations raise substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona

March 27, 2001



PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Formerly DenAmerica Corp.)


CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)
--------------------------------------------------------------------------------------

                                              DECEMBER 29,              DECEMBER 27,
                                                  1999                      2000
                                                  ----                      ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $   1,491                 $   2,681
Receivables                                        2,244                     1,412
Inventories                                        1,087                     1,059
Deferred income taxes                             11,700
Other current assets                               4,761                     1,134
Net assets held for sale                          42,128                    42,649
                                               ----------                ----------
Total current assets                              63,411                    48,935

PROPERTY AND EQUIPMENT - Net                      20,619                    18,859

INTANGIBLE ASSETS - Net                           11,117                     8,768

OTHER ASSETS                                       3,220                     2,808
                                               ----------                ----------
TOTAL                                          $  98,367                 $  79,370
                                               ==========                ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                               $  17,778                 $  15,257
Accrued compensation                               5,237                     5,324
Accrued taxes                                      4,733                     4,302
Other current liabilities                         14,082                    28,544
Current debt obligations                          25,651                    79,040
                                               ----------                ----------
Total current liabilities                         67,481                   132,467

LONG-TERM DEBT OBLIGATIONS -
Less current portion                              54,908                     1,096

OTHER LONG-TERM LIABILITIES                        5,214                     6,929
                                               ----------                ----------
Total liabilities                                127,603                   140,492
                                               ----------                ----------
COMMITMENTS AND CONTINGENCIES
(Notes 9, 11, and 15)
SHAREHOLDERS' DEFICIT:
  Preferred stock, $.01 par value; authorized,
  5,000,000 shares; issued and
  outstanding, none
Common stock, $.10 par value; authorized,
  40,000,000 shares; issued and
  outstanding, 13,485,277 shares                   1,349                     1,349
Additional paid-in capital                        35,869                    34,982
Treasury stock, at cost, 403,456 shares                                       (252)
Accumulated deficit                              (66,454)                  (97,201)
                                               ----------                ----------
Total shareholders' deficit                      (29,236)                  (61,122)
                                               ----------                ----------
TOTAL                                          $  98,367                 $  79,370
                                               ==========                ==========

See notes to consolidated financial statements.

                                  25
PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Formerly DenAmerica Corp.)



CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except for Per Share Data)
---------------------------------------------------------------------------------------------------
                                              December 30,       December 29,        December 27,
                                                  1998               1999                2000
                                                  ----               ----                ----
RESTAURANT SALES                              $    255,956       $    238,673        $    218,147
                                              -------------      -------------       -------------
RESTAURANT OPERATING EXPENSES:
  Food and beverage costs                           70,046             64,740              59,737
  Payroll and payroll related costs                 88,118             82,725              77,842
  Other operating expenses                          72,086             69,007              61,871
  Depreciation and amortization                      7,590              6,085               2,655
  Restructuring expenses                                               10,432               6,750
  Charge for impaired assets                                            8,832               2,181
                                              -------------      -------------       -------------
      Total restaurant operating expenses          237,840            241,821             211,036
                                              -------------      -------------       -------------

RESTAURANT OPERATING INCOME (LOSS)                  18,116             (3,148)              7,111

ADMINISTRATIVE EXPENSES                             12,423             12,105              13,674
                                              -------------      -------------       -------------

OPERATING INCOME (LOSS)                              5,693            (15,253)             (6,563)

INTEREST EXPENSE - Net                              12,635             13,495              12,484
                                              -------------      -------------       -------------

LOSS BEFORE INCOME TAX AND
  EXTRAORDINARY ITEM                                (6,942)           (28,748)            (19,047)

INCOME TAX (BENEFIT) PROVISION                        (914)            (4,291)             11,700
                                              -------------      -------------       -------------

LOSS BEFORE EXTRAORDINARY ITEM                      (6,028)           (24,457)            (30,747)

EXTRAORDINARY GAIN (LOSS) - Net of tax
of $914 and $(963), respectively                     1,371             (1,445)
                                              -------------      -------------       -------------

NET LOSS                                      $     (4,657)      $    (25,902)       $    (30,747)
                                              =============      =============       =============

BASIC AND DILUTED LOSS PER SHARE:
  Before extraordinary item                   $      (0.45)      $      (1.81)       $      (2.35)
                                              =============      =============       =============
  Net loss                                    $      (0.35)      $      (1.92)       $      (2.35)
                                              =============      =============       =============

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING:
  Basic                                         13,485,000         13,485,000          13,082,000
                                              =============      =============       =============
  Diluted                                       13,485,000         13,485,000          13,082,000
                                              =============      =============       =============

See notes to consolidated financial statements.


PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Formerly DenAmerica Corp.)


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------

                                                         Additional
                                               Common     Paid-In     Treasury  Accumulated
                                               Stock      Capital      Stock      Deficit      Total
                                               -----      -------      -----      -------      -----
BALANCE, DECEMBER 31, 1997                    $ 1,344     $ 35,799    $          $ (35,895)  $   1,248

  Stock options exercised                           5           70                                  75

  Net loss                                                                          (4,657)     (4,657)
                                              -------     ---------   -------    ----------  ----------

BALANCE, DECEMBER 30, 1998                      1,349       35,869                 (40,552)     (3,334)

  Net loss                                                                         (25,902)    (25,902)
                                              -------     ---------   -------    ----------  ----------

BALANCE, DECEMBER 29, 1999                      1,349       35,869                 (66,454)    (29,236)

  Treasury stock acquired in exchange for
  note receivable and note payable                            (887)     (252)                   (1,139)

  Net loss                                                                         (30,747)    (30,747)
                                              -------     ---------   -------    ----------  ----------

BALANCE, DECEMBER 27, 2000                    $ 1,349     $ 34,982    $ (252)    $ (97,201)  $ (61,122)
                                              =======     =========   =======    ==========  ==========




See notes to consolidated financial statements.



PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Formerly DenAmerica Corp.)


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------
                                                            December 30,     December 29,      December 27,
                                                                1998             1999              2000
                                                                ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (4,657)       $ (25,902)        $ (30,747)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Extraordinary item                                            (1,371)           1,445
  Restructuring expenses                                                         10,432             6,750
  Depreciation and amortization                                  7,590            6,085             2,655
  Amortization of deferred financing costs                         983            1,392               193
  Charge for impaired assets                                                      8,832             2,181
  Deferred income taxes                                           (927)          (4,291)           11,700
  Deferred rent                                                    279              598             1,720
  Other - net                                                     (505)            (229)               72
  Changes in operating assets and liabilities:
  Receivables                                                      113             (304)              782
  Inventories                                                      184              101                28
  Other current assets                                             309              367               494
  Accounts payable and accrued liabilities                      (3,355)           2,236             6,007
                                                             ----------       ----------        ----------
  Net cash (used in) provided by
  operating activities                                          (1,357)             762             1,835
                                                             ----------       ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (2,891)          (4,732)           (1,616)
  Purchase of intangibles                                         (479)
  Proceeds from sale of assets                                  25,992              387               147
                                                             ----------       ----------        ----------
  Net cash (used in) provided by investing activities           22,622           (4,345)           (1,469)
                                                             ----------       ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note receivable collections                                    2,258              941               410
  Principal reductions of long-term debt                       (28,908)          (3,679)           (1,380)
  Proceeds from borrowings                                       6,373            5,482             1,794
  Other                                                             75
                                                             ----------       ----------        ----------
  Net cash (used in) provided by financing
  activities                                                   (20,202)           2,744               824
                                                             ----------       ----------        ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                               1,063             (839)            1,190

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                                1,267            2,330             1,491
                                                             ----------       ----------        ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $   2,330        $   1,491         $   2,681
                                                             ==========       ==========        ==========

                                                                                                [Continued]


PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Formerly DenAmerica Corp.)


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------
                                                            December 30,     December 29,      December 27,
                                                                1998             1999              2000
                                                                ----             ----              ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for:
  Interest                                                   $   8,221        $   9,988         $   3,638
                                                             =========        =========         =========
  Income taxes                                               $      96        $      42         $      13
                                                             =========        =========         =========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Exchange of note receivable for common stock and note payable:

  Subordinated debenture                                                                        $   1,456
                                                                                                =========
  Note receivable                                                                               $   2,600
                                                                                                =========
  Treasury stock                                                                                $     252
                                                                                                =========
  Additional paid-in capital                                                                    $     887
                                                                                                =========



See notes to consolidated financial statements.



PHOENIX RESTAURANT GROUP, INC. AND SUBSIDIARIES
(Formerly DenAmerica Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE FISCAL YEARS IN THE PERIOD ENDED DECEMBER 27, 2000
(In Thousands Except for Share and Per Share Data)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - On March 29, 1996, Denwest Restaurant Corp. ("DRC") merged with and into American Family Restaurants ("AFR") with AFR being the surviving corporation (the "Merger"). Upon consummation of the Merger, AFR changed its name to DenAmerica Corp. In July 1999, DenAmerica Corp. changed its name to Phoenix Restaurant Group, Inc. (the "Company"). The Company is a multi-concept restaurant company which operates restaurants in 20 states. At December 27, 2000, the Company operated 92 Black-eyed Pea and 96 Denny's restaurants. The Company owns its Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements whereby it is obligated to remit advertising and royalty fees to the franchisor.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, over the past three years the Company has experienced net losses aggregating approximately $61,306, which includes restructuring expenses and asset impairment charges of $28,195. As a result, as of December 27, 2000, the Company had a shareholders' deficit of $61,122 and its current liabilities exceeded its current assets by $83,532. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. The Company is continuing its efforts to obtain additional capital so that the Company can meet its obligations and sustain operations. There can be no assurance that additional capital will be available to the Company or that additional capital will be available on satisfactory terms.

The Company has retained CNL Advisory Services, Inc. to act as its agent in the sale of its remaining Denny's restaurants and has received indications of interest from potential buyers for such sales. These proposals are subject to usual and customary conditions to closing, including the potential buyers' obtaining financing for such transactions. To the extent the transactions are completed, the Company anticipates to invest in the refinement and repositioning of the Black-eyed Pea concept and to reduce outstanding indebtedness.

On January 26, 2001, the Company completed the sale of 23 Denny's restaurants to Mountain Range Restaurants LLC for $20,300 (see Note 18 to the consolidated financial statements).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in these consolidated financial statements.


SIGNIFICANT ACCOUNTING POLICIES - The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is as follows:

     a. FISCAL YEARS - The Company's fiscal year is the 52 or 53 week period ending the Wednesday closest to December 31. The Company's 1998, 1999 and 2000 fiscal years represent 52 weeks each.

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

     g. FRANCHISE REVENUE - During 1998, the Company acquired all of the remaining Black-eyed Pea franchised restaurants. Royalty revenues, which are included in restaurant revenues, were approximately $45 during fiscal 1998.

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

     i. DEFERRED FINANCING COSTS are included in other assets and are amortized using the effective interest method over the terms of the related loans. Deferred financing costs, net of amortization, totaled $186 and $39 at December 29, 1999 and December 27, 2000, respectively.

     j. DEFERRED RENT represents the accrual resulting from recording rental expense on a straight-line basis. As of December 29, 1999 and December 27, 2000, deferred rent totaled $2,965 and $4,686, respectively. It is included in other current liabilities ($0 and $1,389, respectively), other long term liabilities ($810 and $903, respectively) and assets held for sale ($2,155 and $2,394, respectively) in 1999 and 2000 in the accompanying consolidated balance sheets.

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

     m. USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     n. FAIR VALUE - The fair value of notes receivable, payables and accrued liabilities approximates carrying value due to the short-term nature of the instruments. Due to the Company's financial difficulties, as described more thoroughly in this footnote that indicate the Company may be unable to continue as a going concern, at December 27, 2000, it was not practicable to estimate the fair value of the Company's debt obligations. The fair value of the warrants were determined using the Black-Scholes option pricing model.

     o. NEW ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective December 28, 2000. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policies.

     p. RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

2. ACQUISITIONS AND DIVESTITURES

In March 1998, the Company completed the sale of 71 restaurants to Olajuwon Holdings, Inc. ("OHI") for gross proceeds of $28,700. Net cash proceeds of $25,200 were used to (i) repay indebtedness of the Company, including a note at a $2,400 discount from its outstanding principal amount of approximately $15,285, (ii) cancel outstanding warrants to acquire approximately 1,000,000 shares of the Company's common stock at an exercise price of $1.90 per share, which were issued in connection with the repaid note, (iii) permanently reduce the Company's outstanding borrowings under the term loan portion of its credit facility to $1,500, and (iv) repay certain equipment operating leases associated with restaurants sold.


Subsequent to the consummation of the transaction, OHI defaulted on its obligations under its sublease agreement with the Company. As a result of the default, the Company took legal action to protect its interest in the underlying leased properties. On January 7, 2000, OHI filed for protection under Chapter 11 of the bankruptcy code. In February 2000, the Company and OHI entered into a mediated settlement agreement. Under the terms of the settlement agreement, the sublease agreement was amended to reduce the number of restaurants subject to the sublease agreement by 22. All right, title and interest to the 22 subleases and associated property was transferred to the Company. The Company has sole responsibility to negotiate the termination or the continuation of the 22 subleases. As a result of the settlement, the Company recorded an allowance against the $1,800 note receivable from OHI. OHI and its lender placed $1,500 in escrow to be released as the Company terminates the 22 subleases. As of April 6, 2001, the Company has effectively negotiated lease terminations on 20 properties subleased to OHI. The Company anticipates negotiating lease terminations on the final two subleases in fiscal 2001.

In a separate transaction completed in March 1998, the Company sold five Denny's restaurants for cash of $700 plus a note in the principal amount of $400. The Company used the cash proceeds from this transaction to permanently reduce its outstanding borrowings under the term loan portion of its senior credit facility.

During 1999, the Company sold or closed three Denny's and 16 Black-eyed Pea restaurants. All of these restaurants were underperforming and geographically undesirable. The Company believes that these sales and closures have improved its restaurant portfolio.

During 1999, the Company decided to sell all of its Denny's restaurants. The Company determined that the carrying value of the assets exceeded the fair value of the assets attributable to these restaurants and recorded a charge for impaired goodwill and intangible assets of $8,800 in fiscal 1999.

Additionally during 1999, the Company recorded charges of $2,900 related to the closure of 16 Black-eyed Pea restaurants in fiscal 1999 and $1,500 to reflect increased estimates of liabilities related to restaurants closed in prior periods because the Company determined that the cost and timing of subleasing those properties are expected to exceed previous estimates. The Company recorded an additional charge of $4,800 related to 68 Denny's and 19 non-branded restaurants sold during 1997 and 1998 where the Company remains contingently liable for equipment leases, rents, and property taxes as a result of bankruptcy filings by three buyers. Finally, the Company also recorded a charge of $1,200 related to the write-down of the investment of Black-eyed Pea USA, Inc. in a Joint Venture.

During 2000, the Company closed one Denny's and one Black-eyed Pea restaurant. These restaurants were underperforming. The Company recorded charges of $6,200 during 2000 to reflect increased estimates of liabilities related to restaurants closed in prior periods because the Company determined that the cost and timing of subleasing these properties are expected to exceed previous estimates. In addition, $550 was recorded related to three Black-eyed Pea restaurants which the Company anticipates closing. The Company also recorded a charge of $2,181 during 2000 to the carrying value of certain Black-eyed Pea restaurants whose asset values exceeded the undiscounted future cash flows. The impairment charge recorded was equal to the amount by which the carrying value of the assets exceeded their fair value.



3.  NET ASSETS HELD FOR SALE

    Net assets held for sale at December 29, 1999 and December 27, 2000 consist of the following:

                                     December 29,           December 27,
                                         1999                   2000
                                         ----                   ----
     Cash on hand                     $     127              $     123
     Food inventory                       1,534                  1,442
     Property and equipment              34,376                 34,976
     Intangible assets                   26,661                 26,552
                                      ----------             ----------
   Total assets held for sale            62,698                 63,093
                                      ----------             ----------
     Accrued liabilities                   (362)                  (343)
     Deferred rent and other             (2,356)                (2,580)
     Capital lease obligations          (17,852)               (17,521)
                                      ----------             ----------
   Total liabilities                    (20,570)               (20,444)
                                      ----------             ----------
   Net assets held for sale           $  42,128              $  42,649
                                      ==========             ==========

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company ceased recording depreciation on the assets classified as held for sale. An adjustment to the carrying value of the assets held for sale would be made if the carrying value exceeded the estimated fair value less its cost to sell.

4.  PROPERTY AND EQUIPMENT

    Property and equipment including assets under capitalized leases as of the fiscal years ended consist of the following:


                                                   Estimated     December 29,    December 27,
                                                  Useful Lives       1999            2000
                                                  ------------       ----            ----
   Buildings                                      5-20 years       $14,088         $13,552
   Restaurant equipment                           3-11 years         7,549           7,829
   Leasehold improvements                         Life of lease      3,646           3,815
   Other                                          3-7 years          1,393           1,432
                                                                   -------         -------
   Total                                                            26,676          26,628
   Less accumulated depreciation and amortization                    6,057           7,769
                                                                   -------         -------
   Property and equipment -- net                                   $20,619         $18,859
                                                                   =======         =======



   Assets recorded under capital leases as of the fiscal years ended consist of the following:

                                                                 December 29,    December 27,
                                                                     1999            2000
                                                                     ----            ----
   Buildings                                                       $14,088         $13,552
   Other                                                             2,277           2,266
                                                                   -------         -------
   Total                                                            16,365          15,818
   Less accumulated amortization                                     3,300           4,620
                                                                   -------         -------
   Total                                                           $13,065         $11,198
                                                                   =======         =======

    Depreciation and amortization expense was $5,598, $4,677 and $2,353 for the fiscal years ended 1998, 1999 and 2000, respectively.

5.  INTANGIBLE ASSETS

     Intangible assets as of the fiscal years ended consist of the following:

                                                                 December 29,    December 27,
                                                                     1999            2000
                                                                     ----            ----
   Goodwill                                                        $12,001         $10,279
   Less accumulated amortization                                       884           1,511
                                                                   -------         -------
   Intangible assets - net                                         $11,117         $ 8,768
                                                                   =======         =======

    Amortization expense was $1,992, $1,408 and $302 for the fiscal years ended 1998, 1999 and 2000, respectively.

6.  OTHER CURRENT LIABILITIES

    Other current liabilities as of the fiscal years ended consist of the following:

                                                                 December 29,    December 27,
                                                                     1999            2000
                                                                     ----            ----
   Accrued insurance                                               $   769         $   890
   Accrued rent                                                                      2,083
   Estimated closed restaurant obligations                           3,465           3,670
   Interest                                                          7,647          16,508
   Other                                                             2,201           5,393
                                                                   -------         -------
   Total accrued liabilities                                       $14,082         $28,544
                                                                   =======         =======

   The majority of the accrued interest relates to the interest payments on the Company's Series B Subordinated Notes and to the Company's senior lender for interest on debt and capital leases (see Notes 8 and 14).


7. RESERVES FOR STORE CLOSINGS

   In 1999 and 2000, other long-term liabilities include long-term reserves of $1,951 and $3,879, respectively, for estimated obligations for closed restaurants. The following is a summary of store closing reserves:

                                             December 30,    December 29,    December 27,
                                                 1998            1999            2000
                                                 ----            ----            ----
   Beginning balance                            $4,491          $3,307          $5,416
   Additions                                     1,208           6,900           6,750
   Less charges                                  2,392           4,791           4,617
                                                ------          ------          ------
   Ending balance                               $3,307          $5,416          $7,549
                                                ======          ======          ======


8. DEBT OBLIGATIONS

   Debt obligations as of the fiscal years ended consist of the following:

                                                                 December 29,    December 27,
                                                                     1999            2000
                                                                     ----            ----
   LONG-TERM DEBT OBLIGATIONS:
     CNL obligations                                                $22,618         $
     Series B 13% Subordinated Notes
       (face value $18,250)                                          16,661              --
     Other notes payable                                              2,259             529
     Capital lease obligations                                       13,370             567
                                                                    -------         -------
   Total long-term obligations                                      $54,908         $ 1,096
                                                                    =======         =======
   CURRENT PORTION OF LONG-TERM DEBT OBLIGATIONS:
     CNL obligations                                                $24,595         $48,000
     Series B 13% Subordinated Notes
      (face value $16,794)                                               --          15,782
     Other notes payable                                                 62           1,770
     Capital lease obligations                                          994          13,488
                                                                    -------         -------
   Total current obligations                                        $25,651         $79,040
                                                                    =======         =======

A summary of the Company's debt obligations is as follows:

(a)  CNL Obligations

In November 1998, the Company entered into a series of transactions with CNL. As a result, the Company is obligated to CNL under certain promissory notes totaling $20,900. The notes bear interest at rates from 9% to 10% payable monthly and quarterly, mature in November 2004 and September 2007, and are collateralized with certain equipment assets located in 54 Denny's restaurants.


The Company had a credit facility agreement with Banque Paribas, as agent, and the Company's other senior lenders (the "Credit Facility"). In June 1999, the Company entered into a new $22,300 financing agreement with CNL whereby CNL purchased the remaining outstanding indebtedness under the Credit Facility of $14,700, advanced an additional $5,400 to the Company and consolidated certain other debt held by CNL prior to June 1999 of $2,200. A portion of the note, $17,100, bears interest at 11.5%, and the remaining $5,200 bears interest at 10.5%. The note, as amended, required interest only payments which were due monthly through January 31, 2000, at which time the entire principal balance was due and payable. The Company is in default under the terms of the note. In order to facilitate the sale of 23 of the Company's Denny's restaurants in January 2001, CNL agreed to waive existing defaults under the senior credit agreement and extend the maturity of the senior debt to March 31, 2001.

The Company is currently in default on the indebtedness under its senior credit facility, its subordinated indebtedness, and other credit agreements. While the Company's senior indebtedness is classified as a current liability, the Company has been engaged in negotiations with CNL and anticipates the indebtedness will be restructured. No assurances can be given, however, that the senior indebtedness will be restructured on terms satisfactory to the Company.

The Company is also obligated to CNL under a $4,400 face value convertible redeemable debenture bearing interest at 5%, recorded net of a $261 discount at December 27, 2000, with interest only payable quarterly and maturing in September 2002.

(b)  Series B Notes

The Company's Series B Notes bear interest at 13% (15% while in default) and mature in March 2003. In connection with the issuance of the Series B Notes, the Company issued warrants to purchase an aggregate of 478,000 shares of the Company's common stock at an exercise price of $0.01 per share. The warrants became exercisable on March 29, 1999. Certain holders of the Series B Notes have not received interest payments since March 31, 1997. As of December 27, 2000, accrued and unpaid interest due to these holders totals $10,608. The Company has not received waivers from these holders for noncompliance of certain of the debt covenants under the Series B Notes.

The Company presently is in default under the Company's Series B Notes, of which $16,794 in principal amount are outstanding. Jack M. Lloyd, the former chief executive officer of the Company, has delivered notice to the Company in which he states that he is the holder of more than 25% of the Series B Notes and purports to accelerate the payment of all principal and interest under the Series B Notes and to declare all amounts under the Series B Notes to be immediately due and payable (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation"). Notwithstanding this action on the part of Mr. Lloyd, however, the enforcement of remedies under the Series B Notes and the Indenture pursuant to which the Series B Notes were issued (the "Indenture") is limited by the terms of the Senior Subordinated Intercreditor Agreement, dated as of March 29, 1996 (the "Intercreditor Agreement"), among Banque Paribas, as Agent under the Credit Agreement (as defined therein), certain holders of the Series B Notes (including Mr. Lloyd) and the Trustee. CNL APF Partners, LP, has succeeded to the interest of Banque Paribas. Under the terms of the Intercreditor Agreement, the Company believes that both the trustee and Mr. Lloyd are precluded from pursuing any remedies for any defaults under the Indenture or the Series B Notes (including the initiation of litigation to collect the indebtedness owing under the Series B Notes), until the expiration of thirty months after the occurrence of any default or event of default under the Company's senior indebtedness which would, pursuant to the subordination provisions of the Indenture, block payment of principal and interest on the Series B Notes. A default under the Company's senior indebtedness that has not been cured or waived or ceased to exist occurred in March 2001. Accordingly, the Company believes that, at the present time, Mr. Lloyd and the trustee under the Indenture may not pursue remedies for defaults that exist under the Series B Notes.

The Series B Notes have been classified as a current liability under generally accepted accounting principles. As noted above, however, the enforcement of any remedies relating to nonpayment of principal and interest on the Series B Notes remains subject to the terms of the Intercreditor Agreement and the subordination provisions of the Indenture discussed above. Therefore, the Company believes that any enforcement of remedies relating to nonpayment of principal and interest on the Series B Notes could not occur during the Company's next four fiscal quarters.

BASED UPON THE CLASSIFICATION OF THE SERIES B NOTES AS A CURRENT LIABILITY
IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, THE AGGREGATE ANNUAL MATURITIES OF LONG-TERM DEBT, EXCLUDING CAPITAL LEASE OBLIGATIONS, FOR THE YEARS SUBSEQUENT TO DECEMBER 27, 2000 ARE AS FOLLOWS:

             2001         $65,552
             2002              65
             2003              68
             2004              60
             2005              22
          Thereafter          314
                          -------
            Total         $66,081
                          =======

9.  LEASES

     The Company's operations utilize leased property, facilities and equipment. At December 27, 2000, substantially all of the Company's restaurants are operated under lease arrangements which provide for a fixed base rent and, in some instances, contingent rentals based on a percentage of gross revenues. Initial terms of the leases generally are not less than 15 years, exclusive of options to renew. The leases have expiration dates through 2036 and contain various renewal and purchase options. Future minimum lease payments do not include amounts payable by the Company for maintenance costs, real estate taxes or contingent rentals payable based on a percentage of sales in excess of stipulated amounts in the leases. Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments (including certain leases relating to restaurants sold) as of December 27, 2000, consist of the following:

                                                      OPERATING LEASES
                                     CAPITAL LEASES    LEASE PAYMENTS    SUBLEASE PAYMENTS
      2001                             $  8,146           $ 19,113            $ 955
      2002                                4,916             16,602              849
      2003                                4,738             13,374              830
      2004                                4,304             12,305              787
      2005                                4,208             11,504              759
Subsequent years                         34,004             74,647            3,097
                                       --------           --------           ------
     Total                             $ 60,316           $147,545           $7,277
                                                          ========           ======
Less imputed interest - interest rates
 ranging from 10% to 15%                (28,740)
Less capital leases included in assets
 held for sale                          (17,521)
                                       ---------
Present value of minimum capital
 lease obligation                        14,055
Less current portion of capital
 lease obligation                       (13,488)
                                       ---------
Long-term portion of capital
 lease obligation                      $    567
                                       =========

Obligations under operating leases related to restaurants sold which are being paid directly by the purchaser but for which the Company continues to be contingently liable are included in minimum sublease payments (see Note 2).

Included in minimum operating lease payments are payments attributable to equipment leases which have remaining terms of one to two years. Annual payments attributable to these leases are: $3,019 (fiscal 2001), $1,914 (fiscal 2002) and none thereafter. These payments are included in other operating expenses in the accompanying financial statements.

The following is a summary of rental expense, excluding sublease amounts, under all operating leases for the fiscal years ended:

                              December 30,    December 29,    December 27,
                                  1998            1999            2000
                                  ----            ----            ----
   Minimum rentals              $16,881         $16,863         $18,023
   Contingent rentals               513             381             416
                                -------         -------         -------
   Total rent expense           $17,394         $17,244         $18,439
                                =======         =======         =======

10. INCOME TAXES

    The income tax (benefit) provision as of the fiscal years ended consists of the following:

                              December 30,    December 29,    December 27,
                                  1998            1999            2000
                                  ----            ----            ----
   Current:
     Federal                    $   13          $               $
   Deferred:
     Federal                      (621)           (3,782)         10,180
     State                        (306)             (509)          1,520
                                -------         ---------       --------
   Total deferred                 (927)           (4,291)         11,700

   Total income tax
    (benefit) provision         $ (914)         $ (4,291)       $ 11,700
                                =======         =========       ========

   A reconciliation of the (benefit) provision for income taxes and the amounts that would be computed using federal statutory tax rates for the fiscal years ended are as follows:

                              December 30,    December 29,    December 27,
                                  1998            1999            2000
                                  ----            ----            ----
  Computed expected tax
   expense (benefit)            $(2,430)        $(10,066)       $(6,667)
  State income taxes - net
   of federal benefit              (347)          (1,438)          (952)
  Nondeductible expenses
   (primarily goodwill)             323            1,249            243
  FICA tip credits and other       (595)            (555)          (474)
  Change in valuation allowance   2,135            6,519         19,550
                                --------        ---------       --------
  Total                         $  (914)        $ (4,291)       $11,700
                                ========        =========       =======

                                  39
Deferred income tax assets for the fiscal years ended are as follows:

                                                              December 29,     December 27,
                                                                  1999             2000
                                                                  ----             ----
   Current deferred income tax assets:
     Assets held for sale                                      $   1,805        $     292
     Accrued self insurance and contingent losses                    323              903
     Other accrued expenses                                        1,580            1,792
     Receivables                                                     756              266
     Net operating loss                                            7,236            5,147
     Valuation allowance                                              --           (8,400)
                                                               ----------       ----------
   Total current deferred income tax assets included in
     other current assets                                      $  11,700        $       0
                                                               ==========       ==========
   Noncurrent deferred income tax assets (liabilities):
     Rent                                                      $                $     324
     Store closing                                                   780            1,552
     Intangibles                                                  (3,882)          (3,245)
     Net operating loss                                           10,488           19,058
     Valuation allowance                                         (11,443)         (22,593)
     Tax credits                                                   3,448            3,921
     Depreciation, capitalized leases and deferred gain              299              943
     Other                                                           310               40
                                                               ----------       ----------
   Total noncurrent deferred income tax assets:                $       0        $       0
                                                               ==========       ==========

As of December 27, 2000, the Company has approximately $60,359 of net operating loss carryforwards that expire beginning in 2004 and alternative minimum tax and general business credit carryforwards of approximately $3,921. During fiscal 2000, the valuation allowance was increased by approximately $19,550. The valuation allowance is maintained against deferred tax assets as a result of uncertainties concerning the Company's future ability to realize the benefits of such deferred tax assets.

11.  COMMITMENTS AND CONTINGENCIES

     In November 1996, the Company entered into a self-insured program whereby the Company was obligated for the first $100 of individual health insurance claims. On December 1, 1999, the Company converted to a fully insured health insurance plan whereby the Company is obligated to share in the cost of health insurance premiums. In October 2000, the Company entered into a self-insured program for its workers' compensation and general liability claims.

     The Company is involved in various legal matters that management considers to be in the normal course of business. In management's opinion, all matters will be resolved without material effect on the Company's financial position or results of operations.

12.  STOCK OPTIONS

     The Company has three stock option plans, the 1992, 1995 and 1996 plans under which 1,000,000, 300,000, and 500,000, respectively, shares of the Company's common stock have been reserved for issuance. Options granted under these plans expire up to ten years after the date of grant.

     A summary of changes in stock options is as follows:

                                           Option        Weighted Average
                                           Shares          Option Price
                                           ------          ------------
Outstanding at December 31, 1997          1,262,800           $4.21
  Granted                                    30,000            3.06
  Exercised                                 (37,500)           2.00
  Canceled                                 (239,000)           4.26
                                          ----------          -----
Outstanding at December 30, 1998          1,016,300            4.06
  Granted                                    33,068            1.07
  Canceled                                 (184,800)           4.30
                                          ----------          -----
Outstanding at December 29, 1999            864,568            3.89
  Granted                                   520,000            0.33
  Canceled                                 (400,000)           3.71
                                          ----------          -----
Outstanding at December 27, 2000            984,568           $1.91
                                          ----------          -----

     The following table summarizes information about stock options outstanding at December 27, 2000:

Range of exercise prices                     $0.31 - $4.00    $4.75 - $6.00
Shares outstanding                                 817,068          167,500
Weighted-average exercise price              $        1.42    $        5.31
Weighted-average remaining contractual life           7.99             3.41
Shares currently exercisable                       254,534          159,500
Weighted-average exercise price of shares
 currently exercisable                       $        3.41    $        5.33


   Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per share for the years 1998, 1999 and 2000 would have been adjusted to the pro forma amounts indicated below:

                                   December 30,   December 29,   December 27,
                                       1998           1999           2000
                                       ----           ----           ----
   Net loss - as reported            $(4,657)       $(25,902)      $(30,747)
   Net loss - pro forma              $(4,974)       $(26,189)      $(30,970)
   Basic and diluted loss per
   share - as reported               $ (0.35)       $  (1.92)      $  (2.35)
   Basic and diluted loss per
   share - pro forma                 $ (0.37)       $  (1.94)      $  (2.37)


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: no dividend yield; expected volatility of 143 percent; risk free interest rate of 6 percent; and expected lives of two to five years.

13.  EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is calculated as follows:



                                             December 30,   December 29,   December 27,
                                                 1998           1999           2000
                                                 ----           ----           ----
(Loss) before extraordinary item               $ (6,028)     $ (24,457)     $ (30,747)
Extraordinary (loss) gain                         1,371         (1,445)
                                               ---------     ----------     ----------
Net (loss)                                     $ (4,657)     $ (25,902)     $ (30,747)
                                               =========     ==========     ==========

Shares - basic income (loss) per share           13,485         13,485         13,082
Dilutive effect of common stock equivalents           0              0              0
                                               ---------     ----------     ----------
Shares - diluted income (loss) per share         13,485         13,485         13,082
                                               =========     ==========     ==========

Basic and diluted (loss) per share:
  Before extraordinary item                    $   (.45)     $   (1.81)     $   (2.35)
                                               =========     ==========     ==========
  Net (loss)                                   $   (.35)     $   (1.92)     $   (2.35)
                                               =========     ==========     ==========



14.  RELATED PARTY TRANSACTIONS

     During fiscal years 1998, 1999 and 2000, the Company entered into a number of transactions with officers and/or shareholders of the Company or affiliated companies. Advances due from officers are included in receivables in the accompanying financial statements. The following summarizes the related party transactions as of and for the fiscal years then ended:

                                   December 30,   December 29,   December 27,
                                       1998           1999           2000
                                       ----           ----           ----
Advances due from officers and/or
 shareholders                        $   802        $   802        $   809
                                     =======        =======        =======
Note receivable from shareholders    $ 2,600        $ 2,473        $
                                     =======        =======        =======
LH Leasing (described below)         $ 3,804        $ 3,804        $ 1,359
                                     =======        =======        =======

    During fiscal 1998 and 2000, the Company made various advances to Jack M. Lloyd, the Company's former Chief Executive Officer, totaling $807. In fiscal 2000, the Company reserved $520 against the advance amount.
Subsequent to year end, Mr. Robert Gentz paid his advance of $2 back to the Company.

    A note receivable from a shareholder for $2,600, which was included in other current assets at December 30, 1998 and December 29, 1999, bore interest at 6 percent. The note was secured by Series B Notes with a face amount of approximately $1,500 and approximately 403,000 shares of the Company's common stock. In August 1999, the Company entered into an agreement with the holder of the note whereby the securities collateralizing the note were used to redeem the receivable and acquire the shares of common stock. The effective date of this transaction was January 3, 2000. The Company recorded an extraordinary loss of $127 in 1999 as a result of this transaction. The Company recorded the acquisition of treasury stock at its market value of $252.

In connection with the financing of the Company's acquisition of the Black-eyed Pea restaurants, LH Leasing Company, Inc. ("LH Leasing"), a corporation owned by Jack M. Lloyd and William J. Howard, purchased from the Company for cash in the amount of $14,250 the equipment located at 62 Black-eyed Pea restaurants leased by Black-eyed Pea USA, Inc., a wholly-owned subsidiary of the Company, or Texas BEP, L.P. ("Texas BEP"), a limited partnership in which Black-eyed Pea USA, Inc. is the general partner and in which a wholly-owned subsidiary of Black-eyed Pea USA, Inc. is the limited partner. Concurrently with the sale of the equipment to LH Leasing, LH Leasing leased the equipment to the Company and the Company subleased the equipment to Black-eyed Pea USA, Inc. or Texas BEP. The equipment lease has a term of five years and grants the Company an option to purchase the equipment at its fair market value upon the expiration of the lease. The terms of the subleases between the Company and each of Black-eyed Pea USA, Inc. and Texas BEP are consistent with the terms set forth in the equipment lease between the Company and LH Leasing. Messrs. Lloyd and Howard formed
LH Leasing as an accommodation to the Company to enable it to satisfy the requirements of the Company's senior lenders. Messrs. Lloyd and Howard received no material compensation for the transactions involving the Company and LH Leasing.

     In fiscal 2000, the Company paid $1,359 in lease expense to LH Leasing and monthly payments totaling $2,445 were deferred for twelve months until payments resume beginning in April 2001. In addition, an accrual for $1,346 was recorded to recognize lease expense on a straight-line basis over the remaining term of the lease.

     Related parties of the Company are the holders of $16,794 of the Series B Notes (discussed in Note 8).

15.  EMPLOYEE BENEFIT PLANS

     In 1998, the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all eligible employees (the "401(k) Plan"). Eligible participants may contribute up to 15 percent of their total compensation. The Company provides matching contributions to the 401(k) Plan in amounts determined by the Board of Directors. Participants will be immediately vested in their personal contributions and over a five-year graded schedule for amounts contributed by the Company. The Company did not make any matching contributions to the 401(k) Plan in 1998, 1999 or 2000.

16.  BUSINESS SEGMENTS

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information effective January 1, 1998. The Company operates in the full-service restaurant segment with two separate concepts, the Black-eyed Pea and Denny's. The Company owns the Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements. The accounting policies for each concept are the same as those described in
Note 1. During fiscal 1998, the Company also operated three non-branded restaurants. During 1998 all remaining non-branded restaurants were closed or converted to the Black-eyed Pea or Denny's concepts.

The concept distribution of the Company's revenues, restaurant operating income, depreciation and amortization and identifiable assets for the past three fiscal years is as follows:

                                            December 30,   December 29,   December 27,
                                                1998           1999           2000
                                                ----           ----           ----
   REVENUES:
     Black-eyed Pea                          $ 139,699      $ 135,159      $ 115,953
     Denny's                                   115,787        103,514        102,194
     Non-branded                                   470
                                             ----------     ----------     ----------
   Total revenues                            $ 255,956      $ 238,673      $ 218,147

   RESTAURANT OPERATING INCOME (LOSS):
     Black-eyed Pea                          $  10,684      $   4,088      $   2,962
     Denny's                                     7,583         (7,236)         4,149
     Non-branded                                  (151)
                                             ----------     ----------     ----------
   Total restaurant operating income (loss)     18,116         (3,148)         7,111
     Administrative expenses                    12,423         12,105         13,674
                                             ----------     ----------     ----------
   Total operating income (loss)             $   5,693      $ (15,253)     $  (6,563)
                                             ==========     ==========     ==========
   DEPRECIATION AND AMORTIZATION:
     Black-eyed Pea                          $   2,780      $   2,416      $   2,655
     Denny's                                     4,808          3,669
     Non-branded                                     2
                                             ----------     ----------     ----------
    Total depreciation and amortization      $   7,590      $   6,085      $   2,655
                                             ==========     ==========     ==========
   IDENTIFIABLE ASSETS:
     Black-eyed Pea                          $  40,784      $  34,357      $  30,369
     Denny's                                    93,723         64,010         49,001
                                             ----------     ----------     ----------
   Total identifiable assets                 $ 134,507      $  98,367      $  79,370
                                             ==========     ==========     ==========

Administrative expenses, which are not allocated to the individual concepts, are shown as a reconciling item to calculate total operating income (loss) for the periods presented.


17.  QUARTERLY DATA (UNAUDITED)

     The following table presents selected unaudited quarterly operating results for the two-year period ended December 27, 2000. The Company believes that all necessary adjustments have been included in the amounts shown below to present fairly the related quarterly results.


                                                   December 27, 2000
                                  ----------------------------------------------------

                                   1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                                  (13 weeks)    (13 weeks)    (13 weeks)    (13 weeks)
                                  ----------    ----------    ----------    ----------
Restaurant sales                   $ 56,471      $ 55,523      $ 54,906      $ 51,247
Operating income (loss)               3,348         2,654        (7,180)       (5,385)
Net income (loss)                       477          (389)      (10,111)      (20,724)
Basic and diluted income (loss)
 per share                         $   0.04      $  (0.03)     $  (0.77)     $  (1.59)


                                                   December 29, 1999
                                  ----------------------------------------------------

                                   1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                                  (13 weeks)    (13 weeks)    (13 weeks)    (13 weeks)
                                  ----------    ----------    ----------    ----------
Restaurant sales                   $ 60,941      $ 61,801      $ 60,078      $ 55,853
Operating income (loss)               2,272        (1,366)      (14,189)       (1,970)
Net loss                               (199)       (5,432)      (17,451)       (2,820)
Basic and diluted loss per share   $  (0.02)     $  (0.39)     $  (1.29)     $  (0.22)



18.  SUBSEQUENT EVENTS

     On January 26, 2001, the Company completed the sale of 23 Denny's restaurants to Mountain Range Restaurants, LLC ("MRR") for $20,300 consisting of $17,300 in cash and a note for $3,000. The note is secured by warrants that give the Company the right to a 40% equity position in MRR in the event of a default by MRR. MRR is an entity which is owned by Messrs. William G. Cox and Robert J. Gentz, former officers and current directors of the Company. The restaurants were located in Arizona, Idaho, Oregon and Utah.

     On February 8, 2001, the Company's Board of Directors approved the closure of its office in Scottsdale, Arizona and the relocation of the corporate headquarters to Nashville, Tennessee. The Company anticipates this transition to take place during the second quarter of fiscal 2001 and expects to reduce the occupancy cost for its corporate headquarters by approximately 50%.

     During March 2001, Messrs. Howard and Lloyd exercised the warrants associated with their Series B Notes and purchased 146,611 and 293,223 shares of common stock, respectively, at an exercise price of $.01 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. ss. 229.304.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 2001 Proxy Statement is incorporated herein by reference. See also, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

"Executive Compensation" contained in the 2001 Proxy Statement is incorporated herein by reference. The matters labeled "Human Resources and Compensation Committee Report" and "Shareholder Performance Graph" contained in the 2001 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

"Stock Ownership of Management and Certain Beneficial Owners" contained in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

"Certain Transactions" contained in the 2001 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Financial Statement Schedules:

     (1) The following financial statements are filed as part of this Annual Report on Form 10-K:

           Consolidated Balance Sheet - December 27, 2000 and
           December 29, 1999.

           Consolidated Statements of Operations - Years ended
           December 27, 2000, December 29, 1999 and December 30, 1998

           Consolidated Statements of Changes in Shareholders' Equity (Deficit) - Years ended December 27, 2000, December 29, 1999 and December 30, 1998

           Consolidated Statements of Cash Flows - Years ended
           December 27, 2000, December 29, 1999, and December 30, 1998

           Notes to Consolidated Financial Statements - Years ended December 27, 2000, December 29, 1999 and December 30, 1998

     (2) No Financial Statement Schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     (b)  Reports on Form 8-K.

          Not applicable.

     (c)  Exhibits.

          See Exhibit Index beginning on page 48 hereof.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of April 2000.

                               Phoenix Restaurant Group, Inc.


                               By: /s/ Jeffrey M. Pate
                                  -----------------------------------------
                                  Jeffrey M. Pate, Chief Financial Officer,
                                  Secretary and Senior Vice President
                                  Phoenix Restaurant Group, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----


/s/ Robert M. Langford
------------------------------   Chairman of the Board and    April 11, 2001
Robert M. Langford               Chief Executive Officer
                                 (Principal Executive Officer)


/s/ W. Craig Barber
------------------------------   President and Director       April 11, 2001
W. Craig Barber


/s/ Robert J. Gentz
------------------------------   Director                     April 11, 2001
Robert J. Gentz


/s/ William G. Cox
------------------------------   Director                     April 11, 2001
William G. Cox


/s/ William J. Howard
------------------------------   Director                     April 11, 2001
William J. Howard


/s/ Fred W. Martin
------------------------------   Director                     April 11, 2001
Fred W. Martin


/s/ Robert H. Manschot
------------------------------   Director                     April 11, 2001
Robert H. Manschot

                             EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION OF EXHIBIT
-----------      ----------------------
3.1              Articles of Restatement of the Articles of Incorporation of
                 Phoenix Restaurant Group, Inc., as amended.

3.2              Amended and Restated Bylaws of DenAmerica Corp., filed as
                 Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1996, filed with the Commission on May 16, 1996, and incorporated herein by this reference.

4.1 Indenture (Series B Notes) dated as of March 29, 1996, between DenAmerica Corp. and State Street Bank and Trust
                 Company, as Trustee (including the Form of Series B Note), filed as Exhibit 4.2 to the Company's Amendment No. 1 to
                 Current Report on Form 8-K, filed with the Commission on June 12, 1996, and incorporated herein by this reference.

4.2              Supplemental Indenture (Series B Notes) dated as of July 3,
                 1996, between DenAmerica Corp. and State Street Bank and
                 Trust Company, as Trustee, filed as Exhibit 4.6 to the Company's Current Report on Form 8-K, filed with the
                 Commission on July 18, 1996 (as amended by Amendments Nos.
                 1-3 to Form 8-K, filed with the Commission on September 16,
                 1996, November 4, 1996, and November 6, 1996, respectively), and incorporated herein by this reference.

4.3              Form of Series B Common Stock Purchase Warrant, filed as
                 Exhibit 4.4 to the Company's Registration Statement on Form
                 S-4 (File No. 333-00216), filed with the Commission on
                 January 10, 1996 (as amended by Amendment No. 1 to Form S-4, filed with the Commission on February 1, 1996), and incorporated herein by this reference.

4.4 Common Stock Purchase Warrant dated as of March 29, 1996, issued to Banque Paribas, filed as Exhibit 4.5 to the Company's Current Report on Form 8-K, filed with the
                 Commission on April 15, 1996 (as amended by Amendment No. 1 to Form 8-K, filed with the Commission on June 12, 1996), and incorporated herein by this reference.

4.5              Common Stock Purchase Warrant dated July 3, 1996, issued to
                 Banque Paribas, filed as Exhibit 4.8 to the Company's
                 Current Report on Form 8-K, filed with the Commission on July 18, 1996 (as amended by Amendments Nos. 1-3 to Form 8-
                 K, filed with the Commission on September 16, 1996, November
                 4, 1996, and November 6, 1996, respectively), and incorporated herein by this reference.

4.6              Consent and Agreement of Holders of Series B Notes of
                 DenAmerica Corp., dated as of September 30, 1997.

4.7              Second Consent and Agreement of Holders of Series B Notes of
                 DenAmerica Corp., dated as of March 1998.

4.8              Letter, dated June 30, 1999, from Jack M. Lloyd, Cathy L.
                 Lloyd, William J. Howard, and Aileen Howard to CNL APF
                 Partners, LP.


10.1             American Family Restaurants, Inc. Amended and Restated 1992
                 Stock Option Plan, filed as Exhibit 10.1A to the Company's
                 Registration Statement on Form S-1 (File No. 33-80550), filed with the Commission on June 22, 1994 (as amended by Amendment Nos. 1-3 to Form S-1, filed with the Commission on
                 September 16, 1994, October 13, 1994, and October 17, 1994, respectively), and incorporated herein by this reference.*

10.2 First Amendment to American Family Restaurants, Inc. Amended and Restated 1992 Stock Option Plan, filed as Exhibit 10.78 to the Company's Registration Statement on Form S-4 (File
                 No. 333-00216), filed with the Commission on January 10,
                 1996 (as amended by Amendment No. 1 to Form S-4, filed with the Commission on February 1, 1996), and incorporated herein by this reference.*

10.3             American Family Restaurants, Inc. Directors Stock Option
                 Plan, filed as Exhibit 10.2 to the Company's Registration
                 Statement on Form S-1 (File No. 33-80550), filed with the
                 Commission on June 22, 1994 (as amended by Amendments Nos.
                 1-3 to Form S-1, filed with the Commission on September 16,
                 1994, October 13, 1994, and October 17, 1994, respectively), and incorporated herein by this reference.*

10.4             DenAmerica Corp. 1996 Stock Option Plan, filed as Exhibit
                 10.110 to the Company's Annual Report on Form 10-K for the year ended January 1, 1997, filed with the Commission on March 31, 1997, and incorporated herein by this reference.*

10.5             Form of Franchise Agreement between American Family
                 Restaurants, Inc. and Denny's, Inc., filed as Exhibit 10.60 to the Company's Registration Statement on Form S-1 (File
                 No. 33-80550), filed with the Commission on June 22, 1994
                 (as amended by Amendments Nos. 1-3 to Form S-1, filed with the Commission on September 16, 1994, October 13, 1994, and
                 October 17, 1994, respectively), and incorporated herein by this reference.

10.6             Letter Agreement dated September 13, 1994, between American
                 Family Restaurants, Inc. and Denny's, Inc., regarding change of control provisions, filed as Exhibit 10.60A to the Company's Registration Statement on Form S-1 (File No. 33-
                 80550), filed with the Commission on June 22, 1994 (as amended by Amendments Nos. 1-3 to Form S-1, filed with the Commission on September 16, 1994, October 13, 1994, and
                 October 17, 1994, respectively), and incorporated herein by this reference.

10.7             Letter Agreement dated September 13, 1994, between American
                 Family Restaurants, Inc. and Denny's, Inc., regarding non-compete provisions, filed as Exhibit 10.60B to the Company's
                 Registration Statement on Form S-1 (File No. 33-80550), filed with the Commission on June 22, 1994 (as amended by Amendments Nos. 1-3 to Form S-1, filed with the Commission on September 16, 1994, October 13, 1994, and October 17,
                 1994, respectively), and incorporated herein by this reference.

10.8             Schedule of Franchise Agreements substantially identical to
                 Exhibit 10.5, filed as Exhibit 10.60 to the Company's
                 Registration Statement on Form S-1 (File No. 33-80550), filed with the Commission on June 22, 1994 (as amended by Amendments Nos. 1-3 to Form S-1, filed with the Commission on September 16, 1994, October 13, 1994, and October 17,
                 1994, respectively), and incorporated herein by this reference.


10.9             Letter Agreement dated December 20, 1995, between American
                 Family Restaurants, Inc., Denny's, Inc. and Denwest
                 Restaurant Corp., filed as Exhibit 10.79 to the Company's
                 Registration Statement on Form S-4 (File No. 333-00216), filed with the Commission on January 10, 1996 (as amended by Amendment No. 1 to Form S-4, filed with the Commission on
                 February 1, 1996), and incorporated herein by this reference.

10.10            Registration Rights Agreement by and among American Family
                 Restaurants, Inc., Jack M. Lloyd, William J. Howard,
                 BancBoston Ventures, Inc. and Moffitt Family Trust.

10.11            Intercreditor Agreement dated as of March 28, 1996, among
                 DenAmerica Corp., certain holders of DenAmerica Corp.'s
                 Series B Notes, and State Street Bank and Trust Company, filed as Exhibit 10.90 to the Company's Current Report on Form 8-K, filed with the Commission on April 15, 1996 (as amended by Amendment No. 1 to Form 8-K, filed with the Commission on June 12, 1996), and incorporated herein by this reference.

10.12            Stock Option Agreement dated March 29, 1996, between
                 DenAmerica Corp. and William G. Cox, filed as Exhibit 10.95 to the Company's Amendment No. 1 to Current Report on Form
                 8-K, filed with the Commission on June 12, 1996, and incorporated herein by this reference.*

10.13            Intercreditor Agreement dated July 3, 1996, among DenAmerica
                 Corp., certain holders of DenAmerica Corp.'s Series B Notes, and State Street Bank and Trust Company, filed as Exhibit
                 10.98 to the Company's Current Report on Form 8-K, filed with the Commission on July 18, 1996 (as amended by Amendments Nos. 1-3 to Form 8-K, filed with the Commission on September 16, 1996, November 4, 1996, and November 6,
                 1996, respectively), and incorporated herein by this reference.

10.14            Sale and Lease Agreement dated July 3, 1996, among FFCA
                 Acquisition Corporation, Black-eyed Pea U.S.A., Inc., and
                 Texas BEP, L.P., filed as Exhibit 10.99 to the Company's
                 Current Report on Form 8-K, filed with the Commission on July 18, 1996 (as amended by Amendments Nos. 1-3 to Form 8-
                 K, filed with the Commission on September 16, 1996, November
                 4, 1996, and November 6, 1996, respectively), and incorporated herein by this reference.

10.15            Form of Lease dated July 3, 1996, between FFCA Acquisition
                 Corp. and DenAmerica Corp., filed as Exhibit 10.100 to the Company's Current Report on Form 8-K, filed with the
                 Commission on July 18, 1996 (as amended by Amendments Nos.
                 1-3 to Form 8-K, filed with the Commission on September 16,
                 1996, November 4, 1996, and November 6, 1996, respectively), and incorporated herein by this reference.

10.16            Form of Sublease dated July 3, 1996, between DenAmerica
                 Corp. and Black-eyed Pea U.S.A., Inc., filed as Exhibit
                 10.101 to the Company's Current Report on Form 8-K, filed with the Commission on July 18, 1996 (as amended by Amendments Nos. 1-3 to Form 8-K, filed with the Commission on September 16, 1996, November 4, 1996, and November 6,
                 1996, respectively), and incorporated herein by this reference.



10.17            Form of Sublease dated July 3, 1996, between DenAmerica
                 Corp. and Texas BEP, L.P., filed as Exhibit 10.102 to the
                 Company's Current Report on Form 8-K, filed with the
                 Commission on July 18, 1996 (as amended by Amendments Nos.
                 1-3 to Form 8-K, filed with the Commission on September 16,
                 1996, November 4, 1996, and November 6, 1996, respectively), and incorporated herein by this reference.

10.18            Equipment Purchase Agreement and Bill of Sale dated July 3,
                 1996, between LH Leasing Company, Inc. and Black-eyed Pea
                 U.S.A., Inc., filed as Exhibit 10.103 to the Company's
                 Current Report on Form 8-K, filed with the Commission on July 18, 1996 (as amended by Amendments Nos. 1-3 to Form 8-
                 K, filed with the Commission on September 16, 1996, November
                 4, 1996, and November 6, 1996, respectively), and incorporated herein by this reference.

10.19            Equipment Purchase Agreement and Bill of Sale dated July 3,
                 1996, between LH Leasing Company, Inc. and Texas BEP, L.P., filed as Exhibit 10.104 to the Company's Current Report on Form 8-K, filed with the Commission on July 18, 1996 (as amended by Amendments Nos. 1-3 to Form 8-K, filed with the Commission on September 16, 1996, November 4, 1996, and
                 November 6, 1996, respectively), and incorporated herein by this reference.

10.20            Equipment Lease dated July 3, 1996, between LH Leasing
                 Company, Inc. and DenAmerica Corp., filed as Exhibit 10.105 to the Company's Current Report on Form 8-K, filed with the Commission on July 18, 1996 (as amended by Amendments Nos.
                 1-3 to Form 8-K, filed with the Commission on September 16,
                 1996, November 4, 1996, and November 6, 1996, respectively), and incorporated herein by this reference.

10.21            Equipment Sublease dated July 3, 1996, between DenAmerica
                 Corp. and Black-eyed Pea U.S.A., Inc., filed as Exhibit
                 10.106 to the Company's Current Report on Form 8-K, filed with the Commission on July 18, 1996 (as amended by Amendments Nos. 1-3 to Form 8-K, filed with the Commission on September 16, 1996, November 4, 1996, and November 6,
                 1996, respectively), and incorporated herein by this reference.

10.22            Equipment Sublease dated July 3, 1996, between DenAmerica
                 Corp. and Texas BEP, L.P., filed as Exhibit 10.107 to the
                 Company's Current Report on Form 8-K, filed with the
                 Commission on July 18, 1996 (as amended by Amendments Nos.
                 1-3 to Form 8-K, filed with the Commission on September 16,
                 1996, November 4, 1996, and November 6, 1996, respectively), and incorporated herein by this reference.

10.23            Amended and Restated Credit Agreement, dated as of July 3,
                 1996, among DenAmerica Corp., the Banks named therein, and Banque Paribas, as agent, filed as Exhibit 10.92A to the Company's Current Report on Form 8-K, filed with the
                 Commission on July 18, 1996, as amended by that certain
                 Amendment and Limited Consent and Waiver dated as of September 30, 1997, filed as Exhibit 10.92B to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended October
                 1, 1997, filed with the Commission on November 17, 1997, and by Amendment and limited Waiver, dated March 25, 1998, filed as Exhibit 10.92C to the Company's Quarterly Report on Form
                 10-Q for the quarter ended April 1, 1998, filed with the Commission on May 15, 1998, as amended and restated by that certain Waivers and Agreement to Amend and Restate dated
                 June 1999, filed as Exhibit 10.33 hereto.


10.24 Loan and Security Agreement dated as of September 30, 1997, by and among DenAmerica Corp., CNL Growth Corp., as agent for the Lenders named therein, Midsouth Foods I, Ltd., and Midsouth Foods II, Ltd., filed as Exhibit 10.111 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1997, filed with the Commission on November
                 17, 1997, and incorporated herein by this reference.

10.25            5-Year 5% Convertible Redeemable Debenture dated September
                 30, 1997 in the principal amount of $4.4 million, filed as
                 Exhibit 10.112 to the Company's Quarterly Report on Form 10-
                 Q for the quarter ended October 1, 1997, filed with the Commission on November 17, 1997, and incorporated herein by this reference.

10.26 Promissory Note (Subordinated) dated September 30, 1997 in the principal amount of $7.7 million made by DenAmerica
                 Corp. in favor of CNL Growth Corp., as agent for CNL Income
                 & Growth Fund, Ltd., CNL Income & Growth Fund II, Ltd., and
                 Denglass Restaurants Real Estate Joint Venture, filed as
                 Exhibit 10.113 to the Company's Quarterly Report on Form 10-
                 Q for the quarter ended October 1, 1997, filed with the Commission on November 17, 1997, and incorporated herein by this reference.

10.27            Registration Rights Agreement dated as of September 30,
                 1997, between DenAmerica Corp. and CNL Growth Corp., as agent for Denwest Foods, Ltd. and Denwest Foods II, Ltd., filed as Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1997, filed with the Commission on November 17, 1997, and incorporated herein by this reference.

10.28 Agreement dated as of September 30, 1997, by and among DenAmerica Corp., Beck Holdings, Inc. and Unigate Holdings,
                 NV, filed as Exhibit 10.115 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended October 1, 1997, filed with the Commission on November 17, 1997, and incorporated herein by this reference.

10.29            Commitment Letter dated April 14, 1999, from CNL Fund
                 Advisors, Inc. to DenAmerica Corp. regarding $3 million of new equipment financing and modification and consolidation with $15.4 million existing equipment financing, filed as
                 Exhibit 10.121 to the Company's Annual Report on Form 10-K for the year ended December 30, 1998, filed with the Commission on April 14, 1999, and incorporated herein by this reference.

10.30            Commitment Letter dated June 30, 1999, from CNL Fund
                 Advisors, Inc. to DenAmerica Corp. (modifying that certain
                 Commitment Letter dated April 14, 1999, from CNL Fund
                 Advisors, Inc. to DenAmerica Corp.).

10.31            Commitment Letter dated April 14, 1999, from CNL Financial
                 Services, Inc. to DenAmerica Corp. regarding total cumulative loan not to exceed $17.1 million, filed as
                 Exhibit 10.122 to the Company's Annual Report on Form 10-K for the year ended December 30, 1998, filed with the Commission on April 14, 1999, and incorporated herein by this reference.

10.32            Commitment Letter dated June 30, 1999, from CNL Fund
                 Advisors, Inc. to DenAmerica Corp. (modifying that certain
                 Commitment Letter dated April 14, 1999, from CNL Financial
                 Services, Inc. to DenAmerica Corp.).


10.33            Waivers and Agreement to Amend and Restate dated June 30,
                 1999, by and among CNL APF Partners, LP, DenAmerica Corp., and Black-eyed Pea U.S.A., Inc.

10.34            Consolidated Interim Balloon Promissory Note dated June 30,
                 1999 made by DenAmerica Corp. in favor of CNL APF Partners,
                 LP.

10.35            Modification of Consolidated Promissory Note Revising
                 Maturity Date and Modification of Waivers and Agreement to
                 Amend and Restate dated September 8, 1999, by and between CNL APF Partners, LP, Phoenix Restaurant Group, Inc., Black-eyed Pea U.S.A., Inc., and DenAm, Inc.

10.36            Omnibus Agreement dated as of June 30, 1999, among
                 DenAmerica Corp., Paribas, First Source Financial LLP,
                 LaSalle National Bank, and CNL APF Partners, LP.

10.37 Foreclosure and Settlement Agreement dated August 1999 (but effective as of January 3, 2000), by and between Phoenix
                 Restaurant Group, Inc. and the Moffitt Family Trust.

10.38 Asset Purchase Agreement dated as of January 5, 2001, by and among Mountain Range Restaurants, LLC and Phoenix Restaurant
                 Group, Inc., filed as Exhibit 2.1 to the Company's Current
                 Report on Form 8-K, filed with the Commission on February
                 12, 2001, and incorporated herein by this reference.

10.39            First Amendment to Asset Purchase Agreement dated as of
                 January 26, 2001, by and among Mountain Range Restaurants,
                 LLC, Phoenix Restaurant Group, Inc., and Phoenix Foods,
                 Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2001, and incorporated herein by this reference.

12               Phoenix Restaurant Group, Inc. Ratio of Income to Fixed
                 Charges.

21               List of Subsidiaries of Phoenix Restaurant Group, Inc.

23               Consent of Deloitte & Touche, LLP

---------------------------

*        Management contract or compensatory plan or agreement.



