Form 10-K/A
period 2000-12-27
PHOENIX RESTAURANT GROUP INC
filed 2001-04-26
CIK 925779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           for the fiscal year ended December 27, 2000

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           for the Transition Period from _____ to _____

Commission File Number: 1-13226

                                                                                                         ----------

PHOENIX RESTAURANT GROUP, INC.

                                            -----------------------------------------------------------------

(Exact Name of Registrant as Specified in its Charter)

               Georgia                                                                                                         58-1861457

 --------------------------------                                                                                      --------------------

(State or other jurisdiction of                                                                                                 (I.R.S. Employer

incorporation or organization)                                                                                               Identification No.)

        7373 N. Scottsdale Road

                Suite D-120,

              Scottsdale, AZ                                                                                                    85253

--------------------------------------------                                                                          ------------

 (Address of principal executive offices)                                                                                   (Zip Code)

Registrant's Telephone Number, Including Area Code: (480) 905-9700

                                                                                                                         ------------------

Securities Registered Pursuant to Section 12(b) of the Act: None

                                                                                                                                      -------

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value

                                                               --------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                                                                --         --

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

          The aggregate market value of the 6,300,213 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on April 6, 2001 was $1,575,053. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. For purposes of this computation, all directors, executive officers, and 10 percent beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, executive officers, or 10 percent beneficial owners are, in fact, affiliates of the Registrant.

          Number of shares of Common Stock, $.10 par value, outstanding as of April 6, 2001: 13,925,111

                                                                                                                                                        --------------

          Documents incorporated by reference:                                              Phoenix Restaurant Group, Inc.

                                                                                                                       Annual Report on Form 10-K for

                                                                                                                       the fiscal year ended 12/27/00

          Pursuant to General Instruction G(3) of Form 10-K and Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment (this "Amendment") to the Form 10-K of Phoenix Restaurant Group, Inc. (the "Company"), filed with the Securities and Exchange Commission on April 11, 2001 (the "Form 10-K"), is being filed to include information with respect to Items 10, 11, 12 and 13 of Part III of the Form 10-K. Parts I, II and IV of the Form 10-K hereby are incorporated by reference in their entirety as if copied herein verbatim.

          The forward-looking statements included in this Amendment and the Form 10-K relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving Black-eyed Pea Restaurants performance, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "could," "anticipate," "believe," "continue" (or the negative thereof) or similar terminology. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Special Considerations" therein. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

          The following sets forth the names, ages and backgrounds of all directors of the Company. The Company currently has eight directors, all of which will hold office until the 2001 Annual Meeting of Stockholders and, in each case, until their respective successors have been duly elected and qualified:

Robert M. Langford                                                                                                               Age - 49

Chairman of the Board and Chief                                                                                          Director since 2000

Executive Officer

          Mr. Langford was elected Chairman of the Board and Chief Executive Officer in October 2000. He began his restaurant career as a Shoney's restaurant franchisee in Lafayette, Indiana and received numerous awards, including Franchise Operator of the Year. From 1991 to 1995, he served as President and Chief Executive Officer of RMS in Macon, Georgia, which operated 38 Shoney's restaurants, 15 Captain D's restaurants and 62 Popeye's restaurants, with annual revenues of approximately $120 million. In 1995 he joined Shoney's, Inc. and was promoted to Senior Executive Vice President and Chief Operating Officer in 1996. Mr. Langford's responsibilities included overseeing all restaurant operations (1,350 restaurants in 34 states), marketing and training for the $1.1 billion restaurant company.

W. Craig Barber                                                                                                                     Age - 45

President and Director                                                                                                           Director since 2000

          Mr. Barber was elected President and Director in October 2000. He was formerly Chief Administrative Officer and Chief Financial Officer of Shoney's, Inc. He reported to the Chief Executive Officer and had responsibility for all corporate staff and administrative functions. Specific responsibilities included accounting, treasury, legal, strategic planning, public relations, information system, human resources and food distribution. He originally joined Shoney's, Inc. in 1983 as Assistant Treasurer and left the company in 1997 to pursue other interests, including consulting and leadership in non-profit entities. Prior to his tenure with Shoney's, Inc., Mr. Barber worked for Ernst & Young, LLP for six years supervising audits of large public entities, including restaurant companies.

Fred Akers                                                                                                                            Age - 63

Director                                                                                                                                   Director since 2001

          Mr. Akers is Chief Executive Officer of Akers Performance Group, a motivational seminar presentation company whose clients have included executives of Fortune 500 companies across the country. He has held that capacity for the past eight years. Prior to that time he had an illustrious career as a football coach during which his teams played in many bowl games and twice contended for national championships and whose players won numerous awards and recognition. Mr. Akers won many coaching honors such as Coach of the Year and is a member of both the Arkansas Sports Hall of Fame and the University of Arkansas Sports Hall of Honor.

William G. Cox                                                                                                                      Age - 52

Director                                                                                                                                   Director since 1996

          Mr. Cox served as President of the Company from October 1999 to October 2000 and as Chief Operating Officer of the Company from March 1996 until January 26, 2001 when the Company completed the sale of 23 Denny's restaurants to Mountain Range Restaurants, LLC, an entity partially owned by Mr. Cox. Mr. Cox served as Vice President-Operations for Denny's, Inc. from June 1993 until November 1995, with responsibility for approximately 590 company-owned and franchised Denny's restaurants located throughout the United States. Mr. Cox served as a Senior Vice President of Flagstar and as Chief Operating Officer of Flagstar's "Quincy's" restaurant chain from May 1992 to June 1993. Mr. Cox served as Vice President of Eastern Operations of Denny's, Inc. from March 1991 to May 1992 and as a Regional Manager and Division Leader for Denny's, Inc. from 1981 to March 1991. Mr. Cox joined Denny's, Inc. as a Manager-in-Training in September 1977 and had advanced to the position of Regional Manager by 1981.

Robert J. Gentz                                                                                                                       Age - 51

Director                                                                                                                                   Director since 1999

          Mr. Gentz served as the Company's Executive Vice President from January 1997 until January 26, 2001 when the Company completed the sale of 23 Denny's restaurants to Mountain Range Restaurants, LLC, an entity partially owned by Mr. Gentz. Prior to joining the Company, Mr. Gentz spent nine years as Executive Vice President for CNL Group, Inc., a diversified investment company that specializes in providing financing to the restaurant industry. Mr. Gentz also served as Director of Development for Wendy's International, Inc. from 1982 through 1987, where he was responsible for development of company-owned and franchised restaurants in various regions.

William J. Howard                                                                                                                 Age - 56

Director                                                                                                                                   Director since 1996

          William J. Howard served as Executive Vice President of the Company since July 1996 until his retirement on December 31, 2000. Mr. Howard served as a Vice President of the Company from March 1996 until July 1996. Mr. Howard served as President of Denwest Restaurant Corp. ("DRC") from November 1994 until March 1996 and as a director of DRC from 1990 until March 1996. Mr. Howard served as Vice President of DRC from 1990 until November 1994 and as Chief Financial Officer of DRC from 1990 until August 1994. Prior to joining DRC, Mr. Howard held numerous senior management positions with Citicorp and Citibank, including Senior Vice President and Senior Credit Officer with Citicorp Mortgage, Inc.

Robert H. Manschot                                                                                                               Age - 57

Director                                                                                                                                   Director since 1999

          Mr. Manschot currently serves as the Managing Director and Chairman of Manschot Investment Group L.L.C., an investment fund that is in the business of identifying and investing in companies that have significant potential for growth; as Chairman of Silicon Entertainment, Inc., which develops entertainment centers that employ interactive virtual-reality technology for simulated stock car racing; as Chairman and Chief Executive Officer of Seceurop Security Services and GeldNet, which are privately held emergency services companies operating in Europe; as Chairman of RHEM International Enterprises, Inc., which engages in business consulting services and venture capital activities; and as Chairman of Motorsports Promotions, Inc. Mr. Manschot served as President and Chief Executive Officer of Rural/Metro Corporation ("Rural/Metro"), a publicly held provider of ambulance and fire protection services, from October 1988 until March 1995. Mr. Manschot joined Rural/Metro in October 1987 as Executive Vice President, Chief Operating Officer and director. Mr. Manschot was with the Hay Group, an international consulting firm, from 1978 until October 1987, serving as Vice President and a partner from 1984, where he led strategic consulting practices in Europe, Asia and the western United States. Mr. Manschot spent 10 years with several leading international hotel chains in senior operating positions in Europe, the Middle East, Africa and the United States. Mr. Manschot currently serves as a director of Action Performance Companies, Inc., a publicly traded company, and as a director of Thomas Pride Development, Inc., First Wave, Inc., TouchScape Corporation, WAM Interactive UK and Sport Southwest, Inc., all of which are privately held companies.

Fred Martin                                                                                                                           Age - 70

Director                                                                                                                                   Director since 1996

          Mr. Martin served as a director of DRC from November 1994 until March 1996. Mr. Martin served as Western Regional Director of Franchise Development with Denny's, Inc. from 1985 to 1994, during which time he approved and developed 400 franchise and company locations for Denny's, Inc. throughout the western United States. Mr. Martin served as the Western Real Estate Representative with Denny's, Inc. from 1979 until 1985.

EXECUTIVE OFFICERS

          The information set forth under Item 4A. "Executive Officers of the Registrant" in Part I of the Form 10-K is incorporated herein by this reference as if set forth herein verbatim.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of the Company's common stock with the Securities and Exchange Commission. Directors, executive officers and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of these reports furnished to the Company or written representations that no other reports were required, the Company believes that all of the directors, executive officers and greater than 10 percent beneficial owners complied with these requirements during the 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS

          The following table sets forth information concerning the compensation of all persons who served as the Company's Chief Executive Officer during fiscal 2000 and each of the three other most highly compensated executive officers whose cash salary and bonus exceeded $100,000 during the fiscal year ended December 27, 2000:

SUMMARY COMPENSATION TABLE

Annual Compensation (1) -------------------------------	Long-Term Compensation ---------------------------------
Name and Principal Position ----------------------	Fiscal Year -----	Salary ($) ------------	Bonus ($) ------------	Securities Underlying Options (#) --------------
Jack M. Lloyd, former Chairman of the Board and Chief Executive Officer (2)	2000 1999 1998	324,000 520,000 520,000	-- -- -	- - -
Robert M. Langford, Chairman of the Board and Chief Executive Officer (3)	2000 1999 1998	50,000 -- --	-- -- -	200,000 -- -
William G. Cox, President and Chief Operating Officer (4)	2000 1999 1998	220,000 220,000 220,000	-- -- 50,000	-- -- --
Robert J. Gentz, Executive Vice President (5)	2000 1999 1998	175,000 175,000 175,000	-- -- 50,000	-- -- --
William J. Howard, Executive Vice President and Secretary (6)	2000 1999 1998	260,000 260,000 260,000	-- -- --	-- -- --

(1)   Each of the officers listed received certain perquisites, the aggregate value of which did not exceed the lesser of         $50,000 or 10 percent of their salary and bonus during fiscal 2000.

(2)   Mr. Lloyd resigned as Chairman of the Board and Chief Executive Officer of the Company in August 2000.

(3)   Mr. Langford was elected Chairman of the Board and Chief Executive Officer of the Company in October 2000.        All amounts represent partial year compensation.

(4)   Mr. Cox resigned as President and Chief Operating Officer of the Company on January 26, 2001.

(5)   Mr. Gentz resigned as Executive Vice President of the Company on January 26, 2001.

(6)   Mr. Howard resigned as Executive Vice President and Secretary of the Company in December 2000. Mr. Howard        also served as interim Chairman and Chief Executive Officer of the Company from August 2000 until October        2000.

Option Grants

          The following table sets forth certain information with respect to stock options granted to the named executive officers during the fiscal year ended December 27, 2000:

OPTION GRANTS IN LAST FISCAL YEAR

Name -------	Number of Securities Underlying Options Granted (#) -------------	Percentage of Total Options Granted to Employees in Fiscal Year ------	Exercise Price ($)/Share (1) ----	Exercise Price at Date of Grant ($) -----------	Expiration Date ------	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2) -----------
						0%	5%	10%
Robert Langford	200,000	50%	0.38	0.38	10/10/2010	$ -	$47,796	$121,124

(1)   For purposes of this disclosure, it is assumed that one hundred percent of the options were vested and exercisable        on the date of grant.

(2)   Potential gains are net of the exercise price but before taxes associated with the exercise. Amounts represent         hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The         assumed 5 percent and 10 percent rate of stock price appreciation are provided in accordance with the rules of the         SEC and do not represent the Company's estimate or projection of the future price of the Company's common         stock. Actual gains, if any, on stock option exercises will depend on the future market prices of the Company's         common stock.

Option Holdings

          The following table sets forth information concerning the number and value of all options held at December 27, 2000, by the named executive officers. None of the named executive officers exercised any options during fiscal 2000:

YEAR-END OPTION VALUES

Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) ------------------------------------------------	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) -------------------------------------
Name -------	Exercisable --------------	Unexercisable ------------------	Exercisable ---------------	Unexercisable ------------------
Jack M. Lloyd	--	--	--	-
Robert M. Langford	200,000	--	0	-
William G. Cox (1)	--	--	--	--
Robert J. Gentz (1)	--	--	--	--
William J. Howard	--	--	--	-

(1)   Options previously held by Messrs. Cox and Gentz were canceled by mutual agreement during fiscal         2000.

401(k) Plan

          In April 1998, the Company established a defined contribution plan, or 401(k) Plan, that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer from 1 - 15 percent of their pre-tax compensation, subject to the maximum dollar amount allowed under the Internal Revenue Code. In addition, the 401(k) Plan provides that the Company may make discretionary contributions to participating employees in such amounts as may be determined by the Board of Directors. Highly compensated employees of the Company, including executive officers, are not eligible to participate in the 401(k) Plan.

Employment and Operating Agreements

Employment and Operating Agreements

          The Company was party to employment agreements with William G. Cox and Robert J. Gentz during fiscal 2000. Both employment agreements terminated January 26, 2001 when the Company consummated the sale of 23 Denny's restaurants to Mountain Range Restaurants, LLC ("MRR"). An operating agreement between the Company and MRR was executed in February 2001. The operating agreement, which provides for a quarterly fee of $100,000 and terminates on May 8, 2001, provides for the continued professional advice and managerial oversight by Messrs. Cox and Gentz with respect to the Company's 72 remaining Denny's restaurants.

Severance Agreements

          In October 2000, the Board of Directors approved a severance agreement for Mr. William J. Howard for a one-year period commencing January 1, 2001 at a rate and on payment terms equal to Mr. Howard's fiscal 2000 base salary.

Director Compensation

          Employees of the Company do not receive compensation for serving as members of the Board of Directors. Non-employee members of the Board of Directors receive cash compensation in the amount of $25,000 per year. Options to purchase 10,000 shares of common stock are automatically granted to each of the Company's non-employee directors on the date of his or her initial election to the Board of Directors or re-election at an annual meeting of the shareholders. During fiscal 2000, the Board of Directors approved a one-time 50,000 option grant to all independent directors. Directors who are first elected or appointed to the Board of Directors on a date other than an annual meeting date are automatically granted options to purchase the number of shares of common stock equal to the product of 10,000 multiplied by a fraction, the numerator of which is the number of days during the period beginning on such grant date and ending on the date of the next annual meeting, and the denominator of which is 365. If no meeting is scheduled at a time a director is first elected or appointed to the Board of Directors, the date of the next annual meeting is deemed to be the 120th day of the fiscal year next following the interim grant date. The exercise price of each option is the fair market value of the Company's common stock on the business day preceding the date of grant and the term of each option may not exceed ten years. One-half of the options granted vest and become exercisable after the first year of continuous service as a director following the automatic grant date and the remainder vest and become exercisable after two years of continuous service on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

          Fred W. Martin and Robert H. Manschot served as members of the Compensation Committee of the Board of Directors during fiscal 2000. None of such individuals were, or formerly were, an officer or employee of the Company or any of its subsidiaries or had any contractual or other relationships with the Company during fiscal 2000 except as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information regarding the shares of the Company's common stock beneficially owned as of April 6, 2001 by each of the directors and named executive officers, all current directors and executive officers of the Company as a group and each person known by the Company to be the beneficial owner of 5 percent or more of the Company's common stock:

Name and Address of Beneficial Holder (1) -----------------------------------------------------	Number of Shares (2) ---------------------------	Percentage Ownership (2) --------------------------------
Directors and Executive Officers ---------------------------------------
Robert M. Langford	200,000(3)	1.4%
W. Craig Barber	200,000(4)	1.4%
Fred Akers	10,000(5)	*
William G. Cox	1,000	0
Robert J. Gentz	--	--
William J. Howard	1,700,363	12.2%
Fred W. Martin	107,000(6)	0
Robert H. Manschot	83,068(7)	*
Jack M. Lloyd(8)	3,469,727(9)	24.9%
All current directors and executive officers as a group (eleven persons)	2,301,431	15.9%

Non-Management 5 Percent Shareholder -------------------------------------------------
BancBoston Ventures, Inc. (10)	2,124,352	15.3%

*        Less than 1.0 percent of the outstanding shares of common stock.

(1)      Except as otherwise indicated, each person named in the table has sole voting and investment power with            respect to all common stock beneficially owned by him, subject to applicable community property law. Except            as otherwise indicated, such persons may be reached through the Company at 7373 N. Scottsdale Road, Suite            D-120, Scottsdale, Arizona 85253.

(2)      The numbers and percentages shown include the shares of common stock actually owned as of April 6, 2001            and the shares of common stock which the person or group had the right to acquire within 60 days of such date.            In calculating the percentage of ownership, all shares of common stock which the identified person or group had            the right to acquire within 60 days of April 6, 2001 upon the exercise of options or warrants are deemed to be            outstanding for the purpose of computing the percentage of the shares of common stock owned by such person            or group but are not deemed to be outstanding for the purpose of computing the percentage of the shares of            common stock owned by any other person.

(3)      Represents 200,000 shares of common stock issuable upon exercise of vested options.

(4)      Represents 200,000 shares of common stock issuable upon exercise of vested options.

(5)      Represents 10,000 shares of common stock issuable upon the exercise of vested options.

(6)      Represents 7,000 shares of common stock held by Mr. Martin and his spouse and 100,000 shares issuable upon            the exercise of vested options.

(7)      Represents 83,068 shares of common stock issuable upon the exercise of vested options.

(8)      Mr. Lloyd resigned as an executive officer of the Company prior to April 6, 2001. He was included in this table            solely because he was a named executive officer for the 2000 fiscal year. Mr. Lloyd's shareholdings are not            included in the shareholdings and percentage reported for all current directors and executive officers as a group.            Mr. Lloyd's address is 14023 North 106th Place, Scottsdale, Arizona 85259.

(9)      Represents 3,469,727 shares of common stock held by Mr. Lloyd and his spouse.

(10)    BancBoston Ventures Inc. is a subsidiary of FleetBoston Financial Corporation, which may be deemed to be the            beneficial owner of such shares. The address of BancBoston Ventures Inc. and FleetBoston Financial            Corporation is 100 Federal Street, Boston, Massachusetts 02110. The information regarding this share            ownership is based on the schedule 13G filed by FleetBoston Financial Corporation with the SEC on February            14, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Except as disclosed under Part III hereof and except as set forth below, the Company's executive officers and directors did not have significant business relationships with the Company that would require disclosure under applicable SEC regulations and no such transactions are anticipated during the 2001 fiscal year.

          In connection with the financing of the Company's acquisition of the Black-eyed Pea restaurants, LH Leasing Company, Inc. ("LH Leasing"), a corporation owned by Jack M. Lloyd and William J. Howard, purchased from the Company for cash in the amount of $14.3 million the equipment located at 62 Black-eyed Pea restaurants leased by Black-eyed Pea USA, Inc., a wholly-owned subsidiary of the Company, or Texas BEP, L.P., a limited partnership in which Black-eyed Pea USA, Inc. is the general partner and in which a wholly-owned subsidiary of Black-eyed Pea USA, Inc. is the limited partner. Concurrently with the sale of the equipment to LH Leasing, LH Leasing leased the equipment to the Company and the Company subleased the equipment to Black-eyed Pea USA, Inc. or Texas BEP. The equipment lease has a term of five years and grants the Company an option to purchase the equipment at its fair market value upon the expiration of the lease. The terms of the subleases between the Company and each of Black-eyed Pea USA, Inc. and Texas BEP are consistent with the terms set forth in the equipment lease between the Company and LH Leasing. Messrs. Lloyd and Howard formed LH Leasing as an accommodation to the Company to enable it to satisfy the requirements of the Company's senior lenders. Mr. Howard received no material compensation for the transactions involving the Company and LH Leasing. Mr. Lloyd received a 100% increase in his base compensation.

          In order to finance its sale and lease transaction with the Company, LH Leasing borrowed cash in the amount of $14.3 million from Franchise Finance Corporation of America ("FFCA"). Messrs. Lloyd and

Howard jointly and severally guaranteed the repayment of the loan. In addition, Messrs. Lloyd and Howard pledged their stock in LH Leasing to FFCA as additional collateral for the loan.

          In addition to the loan from FFCA to LH Leasing as described above, Jack M. Lloyd and William J. Howard each have personally guaranteed certain of the Company's indebtedness and other obligations under leases and franchise agreements.

          Jack M. Lloyd holds $11.2 million in principal amount of the Company's Series B 13% Subordinated Notes ("Series B Notes") and William J. Howard holds $5.6 in principal amount of Series B Notes. Certain holders of the Series B Notes have not received interest payments since March 31, 1997. As of December 27, 2000, accrued and unpaid interest due to these holders totaled $10.6 million. As of December 27, 2000, the Company was in technical default of certain financial covenants in the Series B Notes. During March 2001, Messrs. Lloyd and Howard exercised the warrants associated with their Series B Notes and purchased 146,611 and 293,223 shares of common stock, respectively, at an exercise price of $.01 per share.

          On March 26, 2001, the Company received a notice from Mr. Lloyd in which he stated that he is the holder of more than 25 percent of the Series B Notes and purports to accelerate the payment of all principal and interest under the Series B Notes and to declare all amounts under the Series B Notes to be immediately due and payable. Notwithstanding this action on the part of Mr. Lloyd, however, the enforcement of remedies under the Series B Notes and the Indenture pursuant to which the Series B Notes were issued (the "Indenture") is limited by the terms of the Senior Subordinated Intercreditor Agreement, dated as of March 29, 1996 (the "Intercreditor Agreement"), among Banque Paribas, as Agent under the Credit Agreement (as defined therein), certain holders of the Series B Notes (including Mr. Lloyd) and the Trustee (as defined therein). CNL APF, LP, has succeeded to the interest of Banque Paribas. Under the terms of the Intercreditor Agreement, the Company believes that both the Trustee and Mr. Lloyd are precluded from pursuing any remedies for any defaults under the Indenture or the Series B Notes (including the initiation of litigation to collect the indebtedness owing under the Series B Notes), until the expiration of thirty months after the occurrence of any default or event of default under the Company's senior indebtedness which would, pursuant to the subordination provisions of the Indenture, block payment of principal and interest on the Series B Notes. A default under the Company's senior indebtedness that has not been cured or waived or ceased to exist occurred in March 2001. Accordingly, the Company believes that, at the present time, Mr. Lloyd and the Trustee under the Indenture may not pursue remedies for defaults that exist under the Series B Notes.

          During fiscal 1998 and 2000, the Company made various advances to Jack M. Lloyd. Such advances totaled approximately $807,000 and continue to be outstanding. In fiscal 2000, the Company reserved $520,000 against the aforementioned advance amount. Mr. Lloyd also owes the Company approximately $126,000 in connection with certain transactions entered into by JCL LLC, a company in which Mr. Lloyd has an interest.

          On January 26, 2001, the Company completed the sale of 23 Denny's restaurants to Mountain Range Restaurants, LLC ("MRR") for $20.3 million consisting of $17.3 million in cash and a note for $3.0 million. MRR is an entity that is owned by Messrs. William G. Cox and Robert J. Gentz, former officers and current directors of the Company. The Company obtained two fairness opinions from third parties to support the valuation and purchase price received from MRR.

          On February 8, 2001, the Company's Board of Directors approved the closing of its office in Scottsdale, Arizona and the relocation of the corporate headquarters to Nashville, Tennessee. The corporate headquarters will be located in a building owned by a company of which Mr. Robert Langford is a principal holding a 12.6% interest. The terms of the lease were negotiated by a subcommittee of the outside directors of the Company's Board of Directors. The lease provides for a five-year term and annual rental of approximately $190,000. The lease is renewable.

          On April 10, 2001, the Company opened a new Black-eyed Pea restaurant in Hendersonville, Tennessee. The Company subleases the building in which that restaurant is located and pays annual rental of approximately $120,000. Mr. Robert Langford is a principal holding a 24.25% interest in a company that holds a leasehold interest in the building. Mr. Langford's interest has been disclosed to the Company's Board of Directors.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and Rule 12b-15 promulgated thereunder, Phoenix Restaurant Group, Inc. has duly caused this Amendment 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of April, 2001.

                                                                                                    PHOENIX RESTAURANT GROUP, INC.

                                                                                                     By: /s/ Jeffrey M. Pate

                                                                                                           -----------------------------------------------

                                                                                                     Name: Jeffrey M. Pate

                                                                                                                 -------------------------------------------

                                                                                                      Title: Chief Financial Officer, Secretary and                                                                                                                 Senior Vice President