Form 10-Q
period 2001-03-28
PHOENIX RESTAURANT GROUP INC
filed 2001-05-21
CIK 925779

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-Q

        (Mark One)

        /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       QUARTERLY PERIOD ENDED MARCH 28, 2001 OR

       /  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   TRANSITION PERIOD FROM ______ TO ______

                      Commission File Number 1-13226


                      PHOENIX RESTAURANT GROUP, INC.
                      ------------------------------
           (Exact Name of Registrant as Specified in its Charter)

                GEORGIA                                58-1861457
 -------------------------------------        ------------------------------
      (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)                Identification No.)


        7373 N. SCOTTSDALE ROAD
       SUITE D-120, SCOTTSDALE AZ                        85253
 -------------------------------------        ------------------------------
  (Address of Principal Executive Offices)            (Zip Code)

                                (480) 905-9700
               ----------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/   No / /

The number of outstanding shares of the Registrant's Common Stock, $.10 par value, as of May 18, 2001, is 13,925,111.

                       PHOENIX RESTAURANT GROUP, INC.
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 28, 2001


                             TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Financial Statements

         Condensed Consolidated Balance Sheets -
         December 27, 2000 and March 28, 2001..........................3

         Condensed Consolidated Statements of Operations -
         13-Week Periods ended March 29, 2000 and
         March 28, 2001................................................4

         Condensed Consolidated Statements of Cash Flows -
         13-Week Periods ended March 29, 2000 and
         March 28, 2001................................................5

         Notes to Condensed Consolidated Financial Statements..........6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk....20

PART II. OTHER INFORMATION.............................................21

SIGNATURES.............................................................22








PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                       PHOENIX RESTAURANT GROUP, INC.
                   Condensed Consolidated Balance Sheets
                          (Dollars in thousands)


                ASSETS                December 27, 2000        March 28, 2001
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents              $   2,681                $  1,636
  Receivables                                1,412                   1,219
  Inventories                                1,059                   1,112
  Other current assets                       1,134                   2,295
  Net assets held for sale                  42,649                  23,327
                                         ---------                --------
    Total current assets                    48,935                  29,589
PROPERTY AND EQUIPMENT - Net                18,859                  18,424
INTANGIBLE ASSETS - Net                      8,768                   8,697
OTHER ASSETS                                 2,808                   3,787
                                         ---------                --------
TOTAL                                    $  79,370                $ 60,497
                                         =========                ========

  LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                       $  15,257                $ 13,563
  Accrued compensation                       5,324                   5,084
  Accrued taxes                              4,302                   5,057
  Other current liabilities                 28,544                  25,455
  Current debt obligations                  79,040                  69,939
                                         ---------                --------
    Total current liabilities              132,467                 119,098
LONG-TERM DEBT OBLIGATIONS -
 Less current portion                        1,096                   1,677
OTHER LONG-TERM LIABILITIES                  6,929                   6,997
                                         ---------                --------

    TOTAL LIABILITIES                      140,492                 127,772
                                         ---------                --------

SHAREHOLDERS' DEFICIT:
  Preferred stock, $.01 par value;
    authorized, 5,000,000 shares;
    issued and outstanding, none
  Common stock, $.10 par value;
    authorized, 40,000,000 shares;
    13,485,277 and 13,925,111 shares
    issued and outstanding at
    December 27, 2000 and
    March 28, 2001, respectively             1,349                   1,393
  Additional paid-in capital                34,982                  34,942
  Treasury stock, at cost,
    403,456 shares                            (252)                   (252)
  Accumulated deficit                      (97,201)               (103,358)
                                         ----------               ---------

    TOTAL SHAREHOLDERS' DEFICIT            (61,122)                (67,275)
                                         ----------               ---------

TOTAL                                    $  79,370                $ 60,497
                                         ==========               =========

See accompanying notes to condensed consolidated financial statements.


                        PHOENIX RESTAURANT GROUP, INC.
               Condensed Consolidated Statements of Operations
          (Dollars in thousands except for share and per share data)

                                                13-Week Periods Ended
                                                     (Unaudited)
                                           March 29, 2000     March 28, 2001

RESTAURANT SALES                              $  56,471         $  47,589
                                              ---------         ---------
RESTAURANT OPERATING
EXPENSES:
  Food and beverage costs                        15,221            13,124
  Payroll and payroll related costs              19,372            18,089
  Other operating expenses                       14,880            15,122
  Loss on sale of note receivable                     -               389
  Depreciation and amortization                     676               672
                                              ---------         ---------
    Total restaurant operating expenses          50,149            47,396
                                              ---------         ---------

RESTAURANT OPERATING INCOME                       6,322               193

ADMINISTRATIVE EXPENSES                           2,974             3,139
                                              ---------         ---------

OPERATING INCOME (LOSS)                           3,348            (2,946)

INTEREST EXPENSE - Net                            2,871             3,200
                                              ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                   477            (6,146)

INCOME TAX EXPENSE                                    -                11
                                              ---------         ----------

NET INCOME (LOSS)                             $     477           ($6,157)
                                              =========         ==========

Basic and diluted income (loss) per share:
   Applicable to common shareholders               $.04             ($.46)
                                                   ====             ======
Basic and diluted weighted average shares outstanding:

   Basic                                         13,082            13,522
                                                 ======            ======
   Diluted                                       13,082            13,522
                                                 ======            ======

See accompanying notes to condensed consolidated financial statements.



                        PHOENIX RESTAURANT GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                  13-Week Periods Ended
                                                        (Unaudited)
                                            March 29, 2000     March 28, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   477           $(6,157)
  Adjustments to reconcile net income
   (loss) to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                  676               672
     Amortization of deferred financing costs       187                 2
     Loss on sale of note receivable                  -               389
     Deferred rent                                  115                53
     Other - net                                     (3)              208
     Changes in operating assets and
      liabilities:
        Receivables                                (655)              193
        Inventories                                  39               (53)
        Other current assets                        119            (1,603)
        Accounts payable and accrued
         liabilities                              1,551               297
                                                --------          --------
     Net cash (used in) provided by
      operating activities                        2,506            (5,999)
                                                --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (430)             (644)
  Proceeds from sale of assets                        -             3,019
                                                --------          --------
     Net cash (used in) provided by
      investing activities                         (430)            2,375
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                         (791)            1,550
  Note receivable collections                        85                97
  Proceeds from sale of note receivable               -               973
  Issuance of common stock                            -                 4
  Principal reductions of long-term debt              -               (45)
                                                --------          --------
    Net cash (used in) provided by
     financing activities                          (706)            2,579
                                                --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     1,370            (1,045)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                       1,491             2,681
                                                --------          --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                        $ 2,861           $ 1,636
                                                ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the period for interest        $ 1,948           $ 3,331
Cash paid during the period for income taxes    $     7           $    11

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Exchange of note receivable for
  common stock and note payable:
    Subordinated debenture                      $ 1,456                 -
    Note receivable                             $ 2,600                 -
    Treasury stock                              $   252                 -
    Additional paid-in capital                  $   887                 -

See accompanying notes to condensed consolidated financial statements.

                       PHOENIX RESTAURANT GROUP, INC.
             Notes to Condensed Consolidated Financial Statements
          (Dollars in thousands except for share and per share data)
                               (Unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Phoenix Restaurant Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for audited financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, these operating results are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2000 and in Part I, Item 2 of this Quarterly Report on Form 10-Q.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From 1997 through 2000, the Company has experienced net losses aggregating approximately $82,283, which includes restructuring charges and asset impairment losses of $42,295. As a result, at March 28, 2001, the Company had a shareholders' deficit of $67,275 and the Company's current liabilities exceeded current assets by $89,509. These factors, among others, may indicate that at some point in the foreseeable future, the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Continuation as a going concern depends upon the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required and ultimately to attain successful operations. The Company is continuing its efforts to obtain additional funds so that it can meet its obligations and sustain its operations. There can be no assurance that additional financing will be available to the Company or available on satisfactory terms.

(2) ACQUISITIONS AND DIVESTITURES

The Company closed one Denny's restaurant and one Black-eyed Pea restaurant in 2000 and closed two Denny's restaurants in the first thirteen weeks of 2001. All of these restaurants were underperforming and failed to meet certain operational and financial goals established by the Company. The Company will continue to evaluate the operating results of all remaining restaurants after the completion of the disposition of certain properties currently held for sale. The Company intends to sell or close any restaurants that do not meet its criteria for operating results.

In October 1999, the Company retained CNL Advisory Services, Inc. to act as the agent in the sale of the Company's remaining Denny's restaurants. On January 26, 2001, the Company sold 23 Denny's restaurants to Mountain Range Restaurants, LLC ("MRR") for $20,300, consisting initially of cash of


$17,300 and a note for $3,000. The note is secured by warrants that give the Company the right to a 40% equity position in MRR in the event of a default by MRR. MRR is owned by Messrs. William G. Cox and Robert J. Gentz. Mr. Cox was formerly the Chief Operating Officer of the Company and continues to serve as a director. Mr. Gentz was formerly an Executive Vice President of the Company and also continues to serve as a director.

The sales price of $20,300 exceeded the Company's cost basis plus selling costs by approximately $13,000. The gain on this sale was not recognized but used as a reserve to reduce the carrying value of the remaining Denny's restaurants. Subsequent to this entry, the net realizable value of the remaining assets held for sale at March 28, 2001 approximates the carrying value. Cash proceeds from the sale transaction were primarily used to reduce capital lease obligations by approximately $1,500 associated with these properties, retire debt of approximately $7,700 to CNL APF Partners, LP collectively, and its Affiliates "CNL"), retire a note payable of approximately $1,700 to Advantica (Denny's, Inc.'s parent company), repay approximately $3,100 of accrued interest and infuse additional working capital into the Company.

The Company is continuing its efforts to sell its remaining Denny's restaurants. To the extent the sales of the Denny's restaurants occur, the Company anticipates using the sale proceeds to reduce outstanding indebtedness, provide additional working capital and pay costs associated with these transactions.

(3) DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

On June 30, 1999, CNL acquired the remaining outstanding indebtedness under the Company's existing senior credit facility and advanced the Company an additional $5,400. As part of this transaction, the Company issued to CNL a $20,100 interim balloon note. In August 1999, this debt was modified to be interest only through January 31, 2000. On January 31, 2000 the entire principal balance became due. Concurrent with the sale of restaurants to MRR, the Company paid CNL all accrued interest outstanding on this note through December 27, 2000 and received a waiver of default along with an extension of the due date to March 31, 2000. As of March 28, 2001, accrued and unpaid interest on the note and due to CNL totaled $627. The Company is currently in default on the note and has classified it as a current liability. The Company is currently negotiating an extension of the maturity date and waiver of default on the note. The Company cannot provide assurance, however, that CNL will agree to any further extension or waiver or that other revisions in the payment terms of the note will be acceptable to the Company.

At March 28, 2001, the Company had outstanding approximately $15,900 principal amount of Series B 13% Subordinated Notes ("Series B Notes") due 2003. The Company is in default on the Series B Notes due to non-payment of interest since March 31, 1997. As of March 28, 2001, accrued and unpaid interest due to these holders totaled approximately $11,600. Waivers for non-payment were received from the noteholders through June 1999 but no interest waivers have been received since that date. The par value of the Series B Notes at March 28, 2001 was approximately $16,800 principal amount.

In March 2001, the Company received notice from Mr. Jack Lloyd, the Company's former Chairman of the Board and Chief Executive Officer and holder (with his spouse) of approximately $11,200 principal amount of the Series B Notes, that his intention is to accelerate the payment of all principal and interest due under the Series B Notes and to declare all amounts immediately due and payable. The Company believes that Mr. Lloyd is presently unable to pursue any remedies for any defaults under the Series B Notes which are subordinated, unsecured obligations of the Company. To date, the


Company has received no further correspondence from Mr. Lloyd or his representatives with respect to the Series B Notes.

(4) CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of March 28, 2001, the Company operated 162 restaurants in 18 states, consisting of two separate concepts, Black-eyed Pea and Denny's. The majority of the Company's restaurants are located in Texas, Florida, Oklahoma and Arizona. Both concepts are full-service, home-style dining establishments offering a broad menu and a comfortable dining atmosphere. The Company believes there is no concentration of risk with any single customer, supplier or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment and make estimates that affect the amounts reported in the Condensed Consolidated Financial Statements. Management believes that such estimates have been based on reasonable and supportable assumptions and that the resulting estimates are reasonable for use in the preparation of the Condensed Consolidated Financial Statements. Changes in such estimates will be made as appropriate as additional information becomes available and may affect amounts reported in future periods.

(5) BUSINESS SEGMENTS

The Company owns and operates 92 Black-eyed Pea restaurants, including a total of 81 restaurants located in Texas, Arizona and Oklahoma. The Company also operates 70 Denny's restaurants, including a total of 42 restaurants located in Texas and Florida. The Company owns the Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements.

The Company's revenue and restaurant operating income for the thirteen-week periods ended March 29, 2000 and March 28, 2001 is as follows:

                                             13-WEEK PERIOD
                                                  ENDED
                                   March 29, 2000        March 28, 2001
      REVENUES:
      Black-eyed Pea                 $  31,478             $  27,820
      Denny's                           24,993                19,769
                                     ---------             ---------
        Total revenues               $  56,471             $  47,589
                                     =========             =========

      RESTAURANT OPERATING
       INCOME (LOSS):
      Black-eyed Pea                 $   3,453             $   (603)
      Denny's                            2,869                  796
                                     ---------             ---------
        Total restaurant
         operating income                6,322                  193
           Administrative expenses      (2,974)              (3,139)
                                     ---------             ---------
        Total operating income
         (loss)                      $   3,348             $ (2,946)
                                     =========             =========
(6) OTHER MATTERS

In August 1999, the Company entered into a foreclosure and settlement agreement whereby a $2,600 note receivable (collateralized by 403,456 shares of the Company's common stock) was exchanged for




$1,456 in Series B Notes payable and the collateral of 403,456 shares of the Company's common stock. The effective date of this transaction was January 3, 2000, at which time the Company recorded the cancellation of the $2,600 note receivable and the $1,456 in Series B Notes payable at face value while reflecting the transfer of 403,456 shares of common stock as treasury stock. In the first quarter of 2000, the Company recorded the transaction as an acquisition of treasury stock for $252, representing its market value at the effective date, and a reduction of additional paid-in capital of $887.

(7) SUBSEQUENT EVENTS

During the second quarter of 2000, the Company stopped paying principal and interest on several capital leases held by CNL and stopped making payments on several operating leases to a secondary lender. On March 29, 2001, a substantial portion of the payments due to CNL were transferred to a related party of CNL. The Company received a waiver of a substantial portion of the payments, for a period of one year expiring on March 31, 2001, from the secondary lender but has not, as of yet, received a waiver from CNL or its related party or received an extension of the expired waiver from the secondary lender.

On April 27, 2001, the Company received notice from Advantica that it was being placed in default under all franchise agreements, lease agreements, and sublease agreements that are outstanding for its Denny's restaurants due to delayed payment on a $624 past due obligation to Advantica. Under each of the franchise agreements, the Company has thirty (30) days within which to cure the defaults. Advantica's rights, in the event that the Company fails to cure these defaults, include collection actions against the Company and termination of the franchise agreements. Although the Company anticipates resolving this matter with Advantica during the second quarter of fiscal 2001, there can be no assurances that it will or can do so on terms that are satisfactory to the Company. If the Company's franchise agreements were to be terminated, the Company's financial condition and results of operations would be materially and adversely affected.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of March 28, 2001, the Company operated 92 Black-eyed Pea restaurants in
8 states, including a total of 81 restaurants located in Texas, Arizona and Oklahoma. Through March 28, 2001, comparable store sales decreased 11.7% as compared with the first fiscal quarter of 2000. The decrease in comparable store sales is attributable primarily to significant coupon advertising in the first quarter of 2000 which did not occur in the first quarter of 2001. In addition, the elimination of television advertising during the first quarter of 2000 resulted in negative sales trends in that quarter and throughout the year. In March 2001, the television advertising program was re-instituted. Carry-out sales accounted for approximately 13.0% and 12.8% of restaurant sales for the 13-week period ended March 29, 2000 and March 28, 2001, respectively.

As of March 28, 2001, the Company operated 70 Denny's restaurants in 14 states, including a total of 42 restaurants located in Texas and Florida. Through March 28, 2001, comparable store sales increased 1.1% as compared with the first fiscal quarter of 2000. The increase in comparable store sales is the result of the closure of certain underperforming restaurants and the improvement in the operations of the remaining restaurants.

COMPARISON OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the Condensed Consolidated Statements of Operations expressed as a percentage of total restaurant sales:

                                                  13-Week Period
                                                       Ended
(All amounts in percentages (%))        March 29, 2000       March 28, 2001

Restaurant sales
Restaurant operating expenses:               100.0                100.0
                                             -----                -----
  Food and beverage costs                     27.0                 27.6
  Payroll and payroll related costs           34.3                 38.0
  Other operating expenses                    26.3                 31.8
  Loss on sale of note receivable                -                   .8
  Depreciation and amortization                1.2                  1.4
                                             -----                -----
    Total restaurant operating expenses       88.8                 99.6
                                             -----                -----
Restaurant operating income                   11.2                   .4
Administrative expenses                        5.3                  6.6
                                             -----                -----
Operating income (loss)                        5.9                 (6.2)
Interest expense - net                         5.1                  6.7
                                             -----                -----
Income (loss) before income taxes               .8                (12.9)
Income tax expense                               -                    -
                                             -----                -----
Net income (loss)                               .8                (12.9)
                                             =====                ======




THIRTEEN-WEEK PERIOD ENDED MARCH 28, 2001 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED MARCH 29, 2000

     RESTAURANT SALES. Restaurant sales decreased $8.9 million, or 15.7%, to $47.6 million for the thirteen-week period ended March 28, 2001 as compared with restaurant sales of $56.5 million for the thirteen-week period ended
March 29, 2000. This decrease is attributable primarily to a decline in comparable store sales of $3.7 million for the Black-eyed Pea restaurants.
The Company believes the decrease in comparable store sales is attributable primarily to the cessation of television advertising until March 2001 and significant coupon advertising which occured in the first quarter of 2000. Restaurant sales for the Denny's restaurants were also impacted by $4.8 million due to the sale on January 26, 2001 of 23 Denny's restaurants to Mountain Range Restaurants, LLC ("MRR"). The Company's Denny's restaurants increased comparable store sales by 1.1% during the first fiscal quarter of 2001 compared to the first fiscal quarter of 2000.

     FOOD AND BEVERAGE COSTS. Food and beverage costs increased to 27.6% of restaurant sales for the thirteen-week period ended March 28, 2001 as compared with 27.0% of restaurant sales for the thirteen-week period ended March 29, 2000. This increase is attributable primarily to lower sales volumes at the Black-eyed Pea restaurants.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 38.0% of restaurant sales for the thirteen-week period ended March 28, 2001 as compared with 34.3% of restaurant sales for the thirteen-week period ended March 29, 2000. This increase is attributable primarily to the lower sales volumes at the Black-eyed Pea restaurants, higher average wages and higher worker's compensation insurance rates. Also, contributing to the increase in payroll costs for the thirteen-week period ended March 28, 2001 was increased staffing to acknowledge a renewed commitment to service enhancement.

     OTHER OPERATING EXPENSES. Other operating expenses were 31.8% of restaurant sales for the thirteen-week period ended March 28, 2001 as compared with 26.3% of restaurant sales for the thirteen-week period ended March 29, 2000. This increase is attributable primarily to (a) lower sales volumes at the Black-eyed Pea restaurants, (b) an increase in advertising expense of $601,000 due to the new television and radio campaign that began in March 2001, (c) increases in utility costs of $677,000 and (d) an increase in the Company's general liability insurance premiums. These increases were partially offset by reductions in occupancy costs of $571,000 due to the renegotiation of an equipment lease in the second quarter of 2000 and the expiration of 12 Denny's restaurants' equipment leases.

     LOSS ON SALE OF NOTE RECEIVABLE. The loss recognized in fiscal 2001 resulted from the sale of a note receivable of approximately $2.4 million to CNL, the Company's senior lender, for cash of approximately $974,000 and the payoff of a loan and related interest of approximately $1.0 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets and other items was $672,000 for the thirteen-week period ended March 28, 2001, as compared with $676,000 for the thirteen-week period ended March 29, 2000. In September 1999, the Company committed to a plan to sell all of the Denny's restaurants. In accordance with SFAS No. 121, the assets of these restaurants were reclassified as being held for sale and depreciation ceased.

     RESTAURANT OPERATING INCOME. Restaurant operating income was $193,000, or .4% of restaurant sales, for the thirteen-week period ended March 28, 2001 as compared with $6.3 million, or 11.2% of restaurant sales, for the thirteen-week period ended March 29, 2000. The reduction in restaurant operating income of $6.1 million is due primarily to lower sales volumes at the Black-eyed


Pea restaurants, the sale of the 23 Denny's restaurants to MRR and increased expenses described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses were $3.1 million, or 6.6% of restaurant sales, for the thirteen week period ended March 28, 2001 as compared with $3.0 million, or 5.3% of restaurant sales, for the thirteen-week period ended March 29, 2000. This increase is due primarily to increases in consulting, professional and temporary fees of $330,000 offset by lower wages. Reductions in restaurant sales did not result in a corresponding reduction in administrative expense due to the transition to the new management team and the initial preparation for the move of the corporate office to Tennessee.

     INTEREST EXPENSE - NET. Net interest expense was $3.2 million, or 6.7% of restaurant sales, for the thirteen-week period ended March 28, 2001 as compared with $2.9 million, or 5.1% of restaurant sales, for the thirteen-week period ended March 29, 2000. The increase in interest expense of $329,000 is due primarily to increases in penalties and late fees of $275,000 and increased interest expense of $191,000 from the Series B Notes. These increases are partially offset by reductions of approximately $200,000 in interest on CNL notes resulting from the partial payoff of the notes from the sale of 23 Denny's restaurants to MRR.

     INCOME TAX EXPENSE. The Company did not record federal tax expense or a federal tax benefit associated with the operating loss in 2001 and operating income in 2000 due to the uncertainty of the future utilization of any of the Company's tax loss carryforwards. The Company, however, did record and pay state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. Like many other companies in the restaurant industry, the Company operates with a working capital deficit.

Due to its default under several debt agreements, the Company has reclassified the majority of its debt as current liabilities thereby substantially increasing its working capital deficit. During the first quarter of fiscal 2001, the Company had a net decrease in cash of $1.0 million reflecting net cash used by operating activities of $6.0 million that was partially offset by net cash provided by investing activities of $2.4 million and by net cash provided by financing activities of $2.6 million.
Net cash used by operating activities reflected that restaurant operating expenses absorbed all but approximately $1.3 million of cash generated by sales in the first quarter of 2001. Net cash provided by investing activities included $3.0 million generated from the sale of 23 Denny's restaurants to MRR offset by the purchase of additional property and equipment of $644,000. Net cash provided by financing activities primarily reflects the proceeds from borrowings of $1.6 million and proceeds of $1.0 million from the sale of a note receivable to CNL during the first quarter of 2001.

The Company's total liabilities decreased from $140.5 million at December 27, 2000 to $127.8 million at March 28, 2001. This change is primarily a result of applying the proceeds from the sale of 23 Denny's restaurants to the capital lease obligations of $1.5 million associated with those properties, the retirement of debt of $7.7 million to the Company's senior lender, retirement of a note payable of $1.7 million to Advantica and the repayment of $3.1 million of accrued interest. The Company's debt balance is comprised of promissory notes, obligations under capital leases and subordinated indebtedness. The Company has classified the majority of its debt as current debt obligations since the Company is currently in default to CNL for the non-payment of principal and interest on certain promissory notes, capital lease obligations and operating leases. On March 29, 2001, $3.7 million of the Company's payments due to CNL were transferred to a related party of CNL.

On June 30, 1999, CNL acquired the remaining outstanding indebtedness under the Company's existing senior credit facility for $14.7 million, restructured $2.2 million of existing debt and advanced an additional $5.4 million to the Company. The original due date of the senior debt was January 31, 2000, for which the Company received an extension of the maturity date to September 2000. At December 27, 2000, the Company was in default on the covenants of the senior debt. Concurrent with the January 26, 2001 sale of 23
Denny's restaurants, CNL agreed to waive existing defaults under the senior credit agreement and extend the maturity of the senior debt to March 31, 2001. The Company is currently in default on the indebtedness under its senior credit facility, its subordinated indebtedness and other credit agreements. While certain indebtedness is classified as a current liability, the Company has been engaged in negotiations with CNL and anticipates the indebtedness will be restructured. No assurances can be given, however, that this restructuring will occur.

In January 2001, the Company sold 23 Denny's restaurants to MRR for $20.3 million, consisting initially of cash of $17.3 million and a note for $3.0 million. MRR is owned by Messrs. William G. Cox and Robert J. Gentz. Mr. Gentz was formerly an Executive Vice President of the Company and continues to serve as a director. Mr. Cox was formerly the Chief Operating Officer of the Company and also continues to serve as a director.

The Company is continuing its effort to sell the remaining Denny's restaurants. To the extent the sales of the Denny's restaurants occur, the Company anticipates using the sale proceeds to reduce outstanding indebtedness, provide additional working capital and pay costs associated with these transactions.

The assets and liabilities related to the Denny's restaurants have been reported as net assets held for sale. The Company continues to review net assets held for sale to determine whether events or changes in circumstances indicate that the carrying value of the net assets may not be recoverable. The Company will continue to evaluate the operating results of the restaurants remaining after the anticipated sales occur. The Company intends to sell or close any restaurants that do not meet its criteria for operating results.

During the second quarter of 2000, the Company ceased making payments of principal and interest on several capital leases held by CNL and payments on several operating leases to a secondary lender. On March 29, 2001, $3.7 million of the past due payments due to CNL were transferred to a related party of CNL. The Company received a waiver of a substantial portion of the payments, for a period of one year expiring on March 31, 2001, from the secondary lender but has not, as of yet, received a waiver from CNL or its related party and has not received an extension of the expired waiver from the secondary lender. During the first quarter of fiscal 2001, the Company borrowed an additional $1.6 million from CNL. The proceeds were used for general operating purposes and the new notes, a demand note and a term note with a maturity date in March 2013, are secured by real and personal property owned by the Company.


At May 18, 2001, the Company was not in compliance with certain financial covenants and payment terms set forth in the Series B Notes. Also, the Company will continue to be in default under the senior credit agreement until other acceptable refinancing or restructuring alternatives become available. Additional financing, however, may not be available or may not be available on satisfactory terms.

The sale of restaurants consummated in prior years significantly impacted liquidity because the Company

      * repaid the negative working capital attributable to the restaurants that it sold from cash flows generated by the remaining restaurants,

      * continued to pay costs associated with subleasing properties for which purchasers defaulted on property leases and for which the Company remains contingently liable, and

      * did not completely realize the beneficial effects of reduced administrative costs.

The Company currently requires capital principally for general operating purposes as well as maintenance expenditures on existing restaurants. Expenditures for property and equipment totaled approximately $644,000 for the first quarter of fiscal 2001. The Company intends to pursue opportunities to develop additional Black-eyed Pea restaurants as favorable locations and acceptable sources of financing for new restaurants are identified.

RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources compared to the Company. The Company's Black-eyed Pea restaurants have experienced declining customer traffic during the past three years as a result of intense competition and a decline in operational execution. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Black-eyed Pea restaurants during the past three years have not resulted in improvements in sales and margins. There can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Black-eyed Pea restaurants, have reduced its operating margins. The Company does not expect to be able to significantly improve Black-eyed Pea restaurants' operating margins until it can consistently increase its comparable restaurant sales. An increase in comparable restaurant sales cannot be assured.

SPECIAL CONSIDERATIONS

THE COMPANY IS NOT EXPECTED TO BE PROFITABLE IN THE NEAR TERM AND ITS AUDITORS' REPORT EXPRESSES A GOING CONCERN OPINION.

The Company has not been profitable in the last four fiscal years and its operations are not expected to be profitable in the near future. Its ability to generate operating profits will depend upon:

      * its ability to restructure, refinance, or repay its outstanding debt;



      *     successfully obtaining additional capital resources;

      * the nature and extent of any future developments and acquisitions; and

      *     general economic and demographic conditions.

The Company cannot provide assurance that it will be able to sell its remaining Denny's restaurants, restructure or refinance its debt, or improve the performance of its Black-eyed Pea restaurants so as to achieve profitability in the future. In addition, the report by its independent auditors on its financial statements for the year ended December 27, 2000, states that the uncertainty relating to its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations raise substantial doubt about its ability to continue as a going concern. As of the filing date of this Report, the Company is in default on the payment of its $22.3 million promissory note to its senior lender, $16.8 million principal amount of subordinated indebtedness, as well as interest and rent payments to CNL and interest on its subordinated indebtedness (see the Company's Form 10-K for the period ended December 27, 2000, Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources").

THE COMPANY HAS SIGNIFICANT INDEBTEDNESS.

As of March 28, 2001, the Company had a working capital deficit of $89.5 million and total debt obligations of $71.6 million, including subordinated indebtedness in the outstanding principal amount of approximately $16.8 million and obligations under capital leases aggregating $12.9 million. The Company has incurred substantial debt to develop and acquire restaurants and to operate its business. The Company will continue its efforts to sell its remaining Denny's restaurants and plans to use the proceeds from those sales to refine and reposition the Black-eyed Pea restaurant brand and reduce outstanding indebtedness. In addition, the Company has been engaged in negotiations with CNL and anticipates that its senior indebtedness will be restructured. No assurances can be given, however, that this restructuring will occur.

The Company may seek additional equity or debt financing in the future to provide funds to support its operations or to develop or acquire additional restaurants. The Company, however, cannot provide assurance that:

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





THE COMPANY HAS SIGNIFICANT CONTINGENT LIABILITIES ASSOCIATED WITH RESTAURANTS IT HAS SOLD.

Since 1996, the Company has sold a total of 167 restaurants. The Company has assigned or subleased the real property leases and other obligations to the buyers of these restaurants, but it generally remains liable under those obligations if the buyers default. During 1999, three buyers of 87 restaurants that the Company sold during 1997 and 1998 filed for bankruptcy or failed to perform on their obligations to third parties. As a result, the Company recorded charges of $4.8 million for equipment leases, rents, property taxes, and other obligations for which it remains contingently liable. As of March 28, 2001, the Company had a reserve of approximately $6.3 million for closed restaurant properties where the Company subsidizes the existing rent payments and remains liable until the end of the lease term. As the Company sells its remaining Denny's restaurants and any other underperforming restaurants, it may remain contingently liable for obligations on those restaurants. Any further defaults by buyers of restaurants that the Company has sold in the past or that it sells in the future could have a material adverse effect on its operating results and financial condition.

RELIANCE ON DENNY'S, INC.

As of March 28, 2001, the Company operated 70 franchised Denny's restaurants. As a result of the nature of operating franchised restaurants and the franchise agreements with Denny's, Inc., as long as the Company operates Denny's restaurants, its success depends, to a significant extent, on:

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

      * negative publicity with respect to Denny's, Inc. or the Denny's restaurant concept.


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






CERTAIN SHAREHOLDERS MAY CONTROL THE COMPANY AND CERTAIN OF THE COMPANY'S DIRECTORS MAY HAVE CONFLICTS OF INTEREST.

William J. Howard, a director of the Company, currently owns (together with his spouse) approximately 12.2% of the Company's outstanding common stock.
On March 23, 2001, Mr. Howard exercised a stock purchase warrant and purchased 146,611 shares of the Company's common stock (at an exercise price of $0.01 per share) by submitting funds to the Company in the amount of $1,466. Jack M. Lloyd, former Chairman of the Board and Chief Executive Officer of the Company, currently owns (together with his spouse) approximately 24.9% of the Company's outstanding common stock. Mr. Lloyd ans his spouse also exercised a stock purchase warrant and acquired an additional 293,223 shares of common stock at an exercise price of $0.01 per share on March 20, 2001 by submitting funds to the Company in the amount of $2,932. BancBoston Ventures, Inc., a former shareholder of DRC, currently owns approximately 15.3% of the Company's outstanding common stock. Accordingly, such shareholders collectively have the power to elect all of the members of the Company's Board of Directors and thereby control the business and policies of the Company.

Messrs. Howard and Lloyd (and their spouses) currently hold an aggregate of $16,794,000 in principal amount of the Company's Series B Notes in addition to their common stock. The Series B Notes contain restrictive covenants relating to the operation of the Company and the maintenance of certain financial ratios and tests. A default not waived by a majority of the holders of the Series B Notes could have a material adverse effect on the holders of the Company's common stock. Certain holders of the Series B Notes have not received interest payments since March 31, 1997. As of March 28, 2001, accrued and unpaid interest due to these holders totaled $11.6 million. The Company has not received waivers from these holders for noncompliance of certain of the debt covenants under the Series B Notes since June 1999.

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

The Company believes that it has complied with its obligations under the Indenture and its other credit agreements with respect to the application of the proceeds from the sale of assets. As of June 30, 1999, Mr. Lloyd and certain other holders of the Series B Notes waived defaults existing under the Series B Notes at that time. Furthermore, the enforcement of remedies under the Indenture and the Series B Notes is limited by the terms of the Senior Subordinated Intercreditor Agreement, dated as of March 29, 1996 (the "Intercreditor Agreement"), among Banque Paribas, as Agent under the Credit Agreement (as defined therein), certain holders of the Series B Notes (including Mr. Lloyd) and the Trustee. CNL APF Partners, LP, has succeeded to the interest of Banque Paribas. Under the terms of the Intercreditor Agreement, the Company believes that both the Trustee and Mr. Lloyd presently are unable to pursue any remedies for any alleged defaults under the Indenture or the Series B Notes (including the initiation of litigation to collect the indebtedness owing under the Series B Notes), which are subordinated, unsecured obligations of the Company.


SEASONALITY

The Company's operating results fluctuate from quarter to quarter as a result of the seasonal nature of the restaurant industry and other factors. Restaurant sales are generally greater in the first and second fiscal quarters (January through June) than in the third and fourth fiscal quarters (July through December). Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. The Company's working capital requirements also fluctuate seasonally.


INFLATION

The Company does not believe that inflation has had a material effect on operating results in past years. Although increases in labor, food or other operating costs could adversely affect the Company's operations, the Company generally has been able to modify its operating procedures or to increase menu prices to offset increases in operating costs.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including those imbedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 28, 2000. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in this Form 10-Q relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving the performance of the Black-eyed Pea restaurants, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "continue" (or the negative thereof) or similar terminology. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Special Considerations" included in Part I,




Item 2 herein and in Part II, Item 7 of the Company's Annual Report on Form 10-K. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.


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

The Company has assigned its leasehold interest to third parties with respect to restaurant sites sold in prior periods for which the Company remains contingently liable to the landlord for the performance of all obligations of the party to whom the lease was assigned in the event that party does not perform its obligations under the lease. The assigned leases are for restaurant sites that the Company has sold. The Company currently estimates that there will be no liability associated with these assigned leases as of March 28, 2001.

The Company subleases three properties to others. The Company remains liable for the leasehold obligations in the event these third parties do not make the required lease payments. The sublet properties are former restaurant sites that the Company has closed. The Company estimates its contingent liability associated with these sublet properties as of March 28, 2001 to be approximately $1.1 million.

At May 18, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company does not hold investment securities that would require disclosure of market risk and it does not engage in currency speculation or use derivative instruments to hedge against known or forecasted market exposures.







PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 23, 2001, William J. Howard, a director of the Company and owner (together with his wife) of approximately 12.2% of the Company's outstanding common stock, exercised a stock purchase warrant and purchased an additional 146,611 shares of the Company's common stock (at an exercise price of $0.01 per share) by submitting funds to the Company in the amount of $1,466. On March 20, 2001, Jack M. Lloyd, former Chairman of the Board and Chief Executive Officer of the Company and owner (together with his wife) of approximately 24.9% of the Company's outstanding common stock, and his wife exercised a stock purchase warrant and acquired 293,223 shares of the Company's common stock (at an exercise price of $0.01 per share) by submitting funds to the Company in the amount of $2,932. These issuances of the Company's common stock were not registered under the Securities Act of 1933, as amended, (the "Securities Act") and were exempt pursuant to Section 3(a)(9) and/or Section 4(2) of the Securities Act.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Note 3 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by this reference.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

          See Exhibit Index immediately following the signature page hereto.

          (b)  REPORTS ON FORM 8-K

          Not applicable.







                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PHOENIX RESTAURANT GROUP, INC.

Dated:  May 21, 2001             By: /s/ Jeffrey M. Pate
                                    -----------------------------------------
                                    Jeffrey M. Pate, Chief Financial Officer,
                                    Secretary and Senior Vice President










                               EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------


10.1 Asset Purchase Agreement, dated as of January 5, 2001, by and among Mountain Range Restaurants, LLC and Phoenix Restaurant Group, Inc., filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2001, and incorporated herein by this reference.

10.2 First Amendment to Asset Purchase Agreement, dated as of January 26, 2001, by and among Mountain Range Restaurants, LLC, Phoenix Restaurant Group, Inc. and Phoenix Foods, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, filed with the Commission on February 12, 2001, and incorporated herein by this reference.

10.3              Phoenix Restaurant Group, Inc. Management
                  Agreement, dated as of January 26, 2001, by and between Desert Management, LLC, and Phoenix
                  Restaurant Group, Inc.

10.4 Waiver, Extension and Release of Lien Agreement, dated as of January 26, 2001, by and among CNL APF Partners, LP and Phoenix Restaurant Group, Inc.

10.5 Waiver and Extension Agreement, dated as of February 22, 2001, by and among CNL APF Partners, LP and Phoenix Restaurant Group, Inc.







