Form 10-Q
period 2001-06-27
PHOENIX RESTAURANT GROUP INC
filed 2001-08-20
CIK 925779

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


(Mark One)
      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 QUARTERLY PERIOD ENDED JUNE 27, 2001 OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   TRANSITION PERIOD FROM ____ TO ____

                    Commission File Number 1-13226


                    PHOENIX RESTAURANT GROUP, INC.
                    ------------------------------
        (Exact Name of Registrant as Specified in its Charter)

           GEORGIA                                        58-1861457
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

           1210 BRIARVILLE RD
           MADISON, TENNESSEE                               37115
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

                             (615)277-1234
          ----------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

The number of outstanding shares of the Registrant's Common Stock, $.10 par value, as of August 17, 2001, is 13,925,111.



                    PHOENIX RESTAURANT GROUP, INC.
                    QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED JUNE 27, 2001


                         TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         December 27, 2000 and June 27, 2001..............................1

         Condensed Consolidated Statements of Operations -
         13-Week Periods ended June 28, 2000 and
         June 27, 2001 and 26-Week Periods
         ended June 28, 2000 and June 27, 2001............................2

         Condensed Consolidated Statements of Cash Flows -
         13-Week Periods ended June 28, 2000 and June 27, 2001
         and 26-Week Periods ended June 28, 2000 and June 27, 2001........3

         Notes to Condensed Consolidated Financial Statements.............4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................8

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk........20

PART II. OTHER INFORMATION................................................21

SIGNATURES................................................................22







PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PHOENIX RESTAURANT GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT FOR SHARE DATA)


  ASSETS                                 DECEMBER 27, 2000      JUNE 27, 2001
                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                  $   2,681           $     2,714
  Receivables                                    1,412                 1,162
  Inventories                                    1,059                 1,111
  Other current assets                           1,134                 3,262
  Net assets held for sale                      42,649                23,973
                                             ----------          ------------
    Total current assets                        48,935                32,222
PROPERTY AND EQUIPMENT - Net                    18,859                18,397
INTANGIBLE ASSETS - Net                          8,768                 8,622
OTHER ASSETS                                     2,808                 4,160
                                             ----------          ------------

TOTAL                                        $  79,370           $    63,401
                                             ==========          ============

  LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                           $  15,257           $   13,850
  Accrued compensation                           5,324                4,766
  Accrued taxes                                  4,302                5,930
  Other current liabilities                     28,544               37,904
  Current debt obligations                      79,040               69,914
                                             ----------          -----------
    Total current liabilities                  132,467              132,364
LONG-TERM DEBT OBLIGATIONS -
 Less current portion                            1,096                1,008
OTHER LONG-TERM LIABILITIES                      6,929                6,354
                                             ----------          -----------

    TOTAL LIABILITIES                          140,492              139,726
                                             ----------          -----------


SHAREHOLDERS' DEFICIT:
  Preferred stock, $.01 par value;
   authorized, 5,000,000 shares;
   issued and outstanding, none
  Common stock, $.10 par value;
   authorized, 40,000,000 shares;
   13,485,277 and 13,925,111 shares
   issued and outstanding at
   December 27, 2000 and June 27,
   2001, respectively                            1,349                1,393
  Additional paid-in capital                    34,982               34,942
  Treasury stock, at cost, 403,456 shares         (252)                (252)
  Accumulated deficit                          (97,201)            (112,408)
                                             ----------          -----------

    TOTAL SHAREHOLDERS' DEFICIT                (61,122)             (76,325)
                                             ----------          -----------

TOTAL                                        $  79,370           $   63,401
                                             ==========          ===========

See accompanying notes to condensed consolidated financial statements.


                        PHOENIX RESTAURANT GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLARS IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)


                                      13-WEEK PERIODS ENDED         26-WEEK PERIODS ENDED
                                           (UNAUDITED)                   (UNAUDITED)

                                   JUNE 28, 2000  JUNE 27, 2001  JUNE 28, 2000  JUNE 27, 2001
RESTAURANT SALES                      $ 55,523       $ 46,494      $ 111,994      $  94,083
                                      ---------      ---------     ---------      ----------

RESTAURANT OPERATING
  EXPENSES:
  Food and beverage costs               15,263         12,860         30,484         25,984
  Payroll and payroll related costs     19,202         17,860         38,574         35,949
  Other operating expenses              14,671         16,081         29,551         31,203
  Loss on sale of note receivable            -              -              -            389
  Restructuring expenses                     -            700              -            700
  Depreciation and amortization            633            680          1,309          1,352
                                      ---------      ---------     ---------      ----------
    Total restaurant operating
     expenses                           49,769         48,181         99,918         95,577
                                      ---------      ---------     ---------      ----------

RESTAURANT OPERATING INCOME
 (LOSS)                                  5,754         (1,687)        12,076         (1,494)

ADMINISTRATIVE EXPENSES                  3,100          4,081          6,074          7,220
                                      ---------      ---------     ---------      ----------

OPERATING INCOME (LOSS)                  2,654         (5,768)         6,002         (8,714)

INTEREST EXPENSE - Net                   3,043          3,277          5,914          6,477
                                      ---------      ---------     ---------      ----------

INCOME (LOSS) BEFORE INCOME
 TAXES                                    (389)        (9,045)            88        (15,191)

INCOME TAX EXPENSE                           -              5              -             16
                                      ---------      ---------     ---------      ----------

NET INCOME (LOSS)                     $   (389)      $ (9,050)     $      88      $ (15,207)
                                      =========      =========     =========      ==========

Basic and diluted income
 (loss) per share:
  Applicable to common shareholders   $   (.03)      $   (.67)     $     .01      $   (1.14)
                                      =========      =========     =========      ==========

Basic and diluted weighted
 average shares outstanding:
   Basic                                13,081         13,522         13,081         13,321
                                      =========      =========     =========      ==========
   Diluted                              13,081         13,522         13,559         13,321
                                      =========      =========     =========      ==========




See accompanying notes to condensed consolidated financial statements.


                       PHOENIX RESTAURANT GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLARS IN THOUSANDS)

                                      13-WEEK PERIODS ENDED         26-WEEK PERIODS ENDED
                                           (UNAUDITED)                   (UNAUDITED)

                                   JUNE 28, 2000  JUNE 27, 2001  JUNE 28, 2000  JUNE 27, 2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss)                  $   (389)      $ (9,050)      $     88      $ (15,207)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities:
     Restructuring expenses                 -            700              -            700
      Depreciation and amortization       633            680          1,309          1,352
      Amortization of deferred
       financing costs                      -              2            187              4
      Loss on sale of note receivable       -              -              -            389
      Deferred rent                        82             50            197            103
      Other - net                         (31)          (219)           (34)             6
      Changes in operating assets
       and liabilities:
        Receivables                       720             57             65            250
        Inventories                        37              1             76            (52)
        Other current assets             (217)        (1,191)           (98)        (2,794)
        Accounts payable and
         accrued liabilities              204         11,013          1,755         11,310
                                     ---------      ---------      ---------     ----------
      Net cash provided by (used in)
       operating activities             1,039          2,043          3,545         (3,939)
                                     ---------      ---------      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment     (584)          (841)        (1,014)        (1,485)
  Proceeds from sale of assets            145            (82)           145          2,937
                                     ---------      ---------      ---------     ----------
      Net cash (used in) provided by
       investing activities              (439)          (923)          (869)         1,452
                                     ---------      ---------      ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                  -              -              -          1,533
  Note receivable collections             112              6            197            103
  Proceeds from sale of note
   receivable                               -              -              -            973
  Issuance of common stock                  -              -              -              4
  Principal reductions of
   long-term debt                      (1,108)           (48)        (1,899)           (93)
                                     ---------      ---------      ---------     ----------
      Net cash (used in) provided
       by financing activities           (996)           (42)        (1,702)         2,520
                                     ---------      ---------      ---------     ----------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                    (396)         1,078            974             33
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                    2,861          1,636          1,491          2,681
                                     ---------      ---------      ---------     ----------
CASH AND CASH EQUIVALENTS, END OF
     PERIOD                          $  2,465       $  2,714       $  2,465      $   2,714
                                     =========      =========      =========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash paid during the period for
 interest                            $  2,289       $      6       $  4,237      $      51
Cash paid during the period for
 income taxes                        $      -       $      5       $      -      $      16
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
Exchange of note receivable for
 common stock and note payable
       Subordinated debenture               -              -       $  1,456              -
       Note receivable                      -              -       $  2,600              -
       Treasury stock                       -              -       $    252              -
       Additional paid-in capital           -              -       $    887              -

See accompanying notes to condensed consolidated financial statements.

                                    3
                      PHOENIX RESTAURANT GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)
                              (UNAUDITED)


(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Phoenix Restaurant Group, Inc. ("PRG") and subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, these operating results are not necessarily indicative of the results expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in PRG's Annual Report on Form 10-K for the fiscal year ended December 27, 2000 and MD&A in Part I, Item 2 of this Quarterly Report on Form 10-Q.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From 1997 through June 27, 2001, the Company has experienced net losses aggregating approximately $97,490, which includes restructuring charges and asset impairment losses of $42,995. As a result, at June 27, 2001, the Company had a shareholders' deficit of $76,325 and the Company's current liabilities exceeded current assets by $100,142. These factors, among others, may indicate that at some point in the foreseeable future, the Company will be unable to continue as a going concern.

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

(2) ACQUISITIONS AND DIVESTITURES

The Company closed one Denny's restaurant and one Black-eyed Pea restaurant in 2000 and closed two Denny's restaurants in the first 13 week period of 2001 and one Black-eyed Pea restaurant in the second 13 week period of 2001. All of these restaurants were underperforming and failed to meet certain operational and financial goals established by the Company. The Company will continue to evaluate all remaining restaurants and intends to sell or close any restaurants that do not meet its criteria for operating results.

In October 1999, the Company retained CNL Advisory Services, Inc. to act as the agent in the sale of all the Company's Denny's restaurants. On January 26, 2001, the Company sold 23 Denny's restaurants to Mountain Range Restaurants, LLC ("MRR") for $20,300, consisting of cash of $17,300 and a note for $3,000. The note is secured by warrants that give the Company the right to a 40% equity position in MRR in the event of a default by MRR. MRR is owned by Messrs. William G. Cox and Robert J. Gentz. Mr. Cox was formerly the Chief Operating Officer of PRG and continues to serve as a director. Mr. Gentz was formerly an Executive Vice President of PRG and also continues to serve as a director.

The sales price of $20,300 exceeded the Company's cost basis plus selling costs by approximately $13,000. The gain on this sale was offset, however, as a result of management's determination that an additional reserve of approximately $13,000 was needed to reduce the carrying value of the remaining Denny's restaurants to their net realizable value. Cash proceeds from the sale transaction were primarily used to reduce capital lease obligations associated with these properties by approximately $1,500, retire debt of approximately $7,700 to CNL APF Partners, LP (collectively, with its affiliates, "CNL"), retire a note payable of approximately $1,700 to Advantica (Denny's, Inc.'s parent company), repay approximately $3,100 of accrued interest and infuse additional working capital into the Company.


(3) DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

On June 30, 1999, CNL acquired the remaining outstanding indebtedness under PRG's existing senior credit facility and advanced PRG an additional $5,400. As part of this transaction, PRG issued to CNL a $20,100 interim balloon note. In August 1999, this debt was modified to be interest only through January 31, 2000. Concurrent with the sale of the restaurants to MRR, the Company paid CNL all accrued interest outstanding on this note through December 27, 2000 and received a waiver of defaults along with an extension of the due date to March 31, 2001. On March 31, 2001, the maturity date of this note was extended until December 31, 2001. As of June 27, 2001, accrued and unpaid interest on the note due to CNL totaled $1,044. The Company is currently in default on the note and has classified it as a current liability. PRG intends to pursue an extension of the maturity date and waiver of default on the note from CNL. PRG cannot provide assurance, however, that CNL will agree to any further extension or waiver or that other revisions in the payment terms of the note will be acceptable to the Company.

During the second quarter of 2000, the Company stopped making payments due to CNL for principal and interest on debt, principal and interest on several capital leases and rent on several operating leases. On March 29, 2001, $3,700 of these delinquent payments due to CNL was transferred to an affiliate of CNL with the same terms and conditions of payment. On June 30, 2001, an additional $2,100 was transferred to an affiliate of CNL with the same terms and conditions of payment.

During the second quarter of 2000, PRG received a waiver of a substantial portion of the payments on an operating lease from a secondary lender. The waiver was for a period of one year expiring on March 31, 2001. As of June 27, 2001, PRG has not received an extension of the waiver from the secondary lender and has not re-instituted full payments under the terms of the lease agreement.

At June 27, 2001, the Company had outstanding approximately $16,000 carrying amount (net of discount) of Series B 13% Subordinated Notes ("Series B Notes") due 2003. The Company is in default on the Series B Notes due to non-payment of interest since March 31, 1997. As of June 27, 2001, accrued and unpaid interest due to these holders totaled approximately $12,531. Waivers for non-payment were received from the noteholders through June 1999 but no interest waivers have been received since that date. The par value of the Series B Notes at June 27, 2001 was approximately $16,800.

In March 2001, the Company received notice from Mr. Jack Lloyd, PRG's former Chairman of the Board and Chief Executive Officer and holder (together with Ms. Cathy Lloyd) of approximately $11,200 par value of the Series B Notes, of his intention to accelerate the payment of all principal and interest due under the Series B Notes and to declare all amounts immediately due and payable. The Company believes that Mr. Lloyd is presently unable to pursue any remedies for any defaults under the Series B Notes which are subordinated, unsecured obligations of PRG. To date, PRG has received no further correspondence from Mr. Lloyd with respect to the Series B Notes.

(4) CONCENTRATION OF RISKS AND USE OF ESTIMATES

As of June 27, 2001, the Company operated 162 restaurants in 19 states, consisting of two separate concepts, Black-eyed Pea and Denny's. The majority of the Company's restaurants are located in Texas, Florida, Oklahoma and Arizona. Both concepts are full-service, dining establishments offering a broad menu and a comfortable dining atmosphere. The Company believes there is no concentration of risk with any single customer, supplier or small group of customers or suppliers whose failure or nonperformance would materially affect the Company's results of operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgments and make estimates that affect the amounts reported in the Condensed Consolidated Financial Statements. Management believes that such estimates have been based on reasonable and supportable assumptions and that the resulting estimates are reasonable for use in the preparation of the Condensed Consolidated Financial Statements. Changes in such estimates will be made as appropriate as additional information becomes available and may affect amounts reported in future periods.

(5) BUSINESS SEGMENTS

The Company owns and operates 92 Black-eyed Pea restaurants, including a total of 80 restaurants located in Texas, Arizona and Oklahoma. The Company also operates 70 Denny's restaurants, including a total of 40 restaurants located in Texas and Florida. The Company owns the Black-eyed Pea brand and operates the Denny's restaurants under the terms of franchise agreements.

The Company's revenue and restaurant operating income for the thirteen-week and twenty-six week periods ended June 28, 2000 and June 27, 2001, respectively, are as follows:

                           13-WEEK PERIOD               26-WEEK PERIOD
                               ENDED                        ENDED


                   June 28, 2000  June 27, 2001  June 28, 2000  June 27, 2001
REVENUES:          -------------  -------------  -------------  -------------

Black-eyed Pea       $ 29,612       $ 28,571       $  61,090       $ 56,392
Denny's                25,911         17,923          50,904         37,691
                     --------       --------       ---------       --------
  Total revenues     $ 55,523       $ 46,494       $ 111,994       $ 94,083
                     ========       ========       =========       ========

RESTAURANT OPERATING
INCOME (LOSS):

Black-eyed Pea       $  2,771       $ (2,832)      $   6,158       $ (3,433)
Denny's                 2,955          1,145           5,824          1,939
Gain on sale of
 assets                    28              -              94              -
                     --------       ---------      ---------       ---------
  Total restaurant
   operating income
   (loss)               5,754         (1,687)         12,076         (1,494)

     Administrative
      expenses          3,100          4,081           6,074          7,220
                     --------       ---------      ---------       ---------
Total operating
 income (loss)       $  2,654       $ (5,768)      $   6,002       $ (8,714)
                     ========       =========      =========       =========




(6) OTHER MATTERS


In August 1999, PRG entered into a foreclosure and settlement agreement whereby a $2,600 note receivable (collateralized by 403,456 shares of PRG's common stock) was exchanged for $1,456 in Series B Notes payable and the collateral of 403,456 shares of PRG's common stock. The effective date of this transaction was January 3, 2000, at which time PRG recorded the cancellation of the $2,600 note receivable and the $1,456 in Series B Notes payable at face value while reflecting the transfer of 403,456 shares of common stock as treasury stock. In the first quarter of 2000, PRG recorded the transaction as an acquisition of treasury stock for $252, representing its market value at the effective date, and a reduction of additional paid-in capital of $887.

During the quarter ended June 27, 2001, the Company executed agreements to sell 6 of its Denny's restaurants for an aggregate of $7.45 million and received deposits in the amount of the purchase prices. These agreements give the Company the right to terminate the agreements upon a refund of the deposits. Subsequent to the end of the second quarter, the Company entered into an agreement with an entity owned by William J. Howard, a director of PRG, to sell 13 of its Denny's restaurants, including 6 of the restaurants previously discussed, in which case the Company will terminate the previous agreements with respect to these restaurants. The Company presently anticipates that the sales of these restaurants will close on or before September 30, 2001.

(7) SUBSEQUENT EVENTS

In September 1999, the Company committed to a plan to sell all of its Denny's restaurants. Consequently, the assets of these restaurants were reclassified as held for sale. On January 26, 2001, the sale of 23 restaurants to MRR was completed. On August 6, 2001, the Company changed its intent with regard to selling its remaining Denny's restaurants. The Company will continue its efforts to sell approximately 29 Denny's restaurants located primarily in Florida and Colorado. The Company now intends to continue operating in the family dining segment with Denny's restaurants primarily in its core market areas of Texas, Oklahoma and Florida. Therefore, as of August 6, 2001 the carrying amount of the Denny's restaurants not being sold will be reclassified from net assets held for sale to property, plant and equipment. The amount of the reclassification will be approximately $10,300, which will become the new historical cost basis of the assets. Depreciation and amortization for these assets will commence as of August 6, 2001.

On June 29, 2001 several debt agreements with CNL totaling $16,900 were modified to be interest only until maturity. Maturity dates for these debt agreements range from 2002 though 2013. The Company is currently in default on these notes due to non-payment of interest.

On July 12, 2001 the Company entered into a purchase agreement to sell 13 Denny's restaurants for $11,000 in cash. It is anticipated that this transaction will close during the third quarter of 2001.

On July 27, 2001 the Company entered into a purchase agreement to sell 7 Denny's restaurants for $2,250 in cash. It is anticipated that this transaction will close during the third quarter of 2001.

During the second quarter of fiscal 2001, the Company recorded restructuring expenses of $700 related to four underperforming Black-eyed Pea restaurants which the Company closed in July 2001. This adjustment reflects the estimated liability for future rents, equipment leases, property taxes, and other costs associated with the closure of these restaurants.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of June 27, 2001, the Company operated 92 Black-eyed Pea restaurants in nine states, including a total of 80 restaurants located in Texas, Arizona and Oklahoma. During the first 26 weeks of 2001, comparable store sales at its Black-eyed Pea restaurants decreased 8.1% as compared with the first twenty-six week period of 2000. The decrease in comparable store sales was attributable primarily to significant coupon advertising in the first quarter of 2000, which did not occur in the first quarter of 2001. In addition, the elimination of television advertising, which occurred in the first quarter of 2000 and continued until the first quarter of 2001, resulted in negative sales trends throughout 2000 and into 2001. In March 2001, the television advertising program was re-instituted. Comparable store sales during the second quarter of 2001 decreased 5.0% as compared with the second quarter of 2000. Carry-out sales accounted for approximately 12.5% and 13.0% of restaurant sales for the thirteen-week periods and 12.8% and 12.9% for the twenty-six week periods ended June 27, 2001 and June 28, 2000, respectively.

As of June 27, 2001, the Company operated 70 Denny's restaurants in 14 states, including a total of 40 restaurants located in Texas and Florida. Through June 27, 2001, comparable store sales at the Company's Denny's restaurants increased 0.2% as compared with the first twenty-six week period of 2000. This increase in comparable store sales is the result of the closure of certain underperforming restaurants and the improvement in the operations of the remaining restaurants.

COMPARISON OF RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the Condensed Consolidated Statements of Operations expressed as a percentage of total restaurant sales:







                                      13-WEEK PERIOD ENDED           26-WEEK PERIOD ENDED
                                           (Unaudited)                   (Unaudited)

(All amounts in percentages (%))   JUNE 28, 2000  JUNE 27, 2001  JUNE 28, 2000  JUNE 27, 2001
Restaurant sales                       100.0          100.0          100.0         100.0
                                       ------         ------         -----         ------
Restaurant operating expenses:
  Food and beverage costs               27.5           27.7           27.2          27.6
  Payroll and payroll related costs     34.6           38.4           34.4          38.2
  Other operating expenses              26.4           34.6           26.4          33.3
  Loss on sale of note receivable          -              -              -            .4
  Restructuring expenses                   -            1.5              -            .7
  Depreciation and amortization          1.1            1.5            1.2           1.4
                                       ------         ------         -----         ------
    Total restaurant operating
     expenses                           89.6          103.7           89.2         101.6
                                       ------         ------         -----         ------
Restaurant operating income (loss)      10.4           (3.7)          10.8          (1.6)
Administrative expenses                  5.6            8.8            5.4           7.7
                                       ------         ------         -----         ------
Operating income (loss)                  4.8          (12.5)           5.4          (9.3)
Interest expense - net                   5.5            7.0            5.3           6.9
                                       ------         ------         -----         ------
Income (loss) before income taxes       (0.7)         (19.5)            .1         (16.2)
Income tax expense                         -              -              -             -
                                       ------         ------         -----         ------
Net income (loss)                       (0.7)         (19.5)            .1         (16.2)
                                       ======         ======         =====         ======







THIRTEEN-WEEK PERIOD ENDED JUNE 27, 2001 COMPARED WITH THIRTEEN-WEEK PERIOD ENDED JUNE 28, 2000

     RESTAURANT SALES. The Company's restaurant sales decreased $9.0 million, or 16.3%, to $46.5 million for the thirteen-week period ended June 27, 2001 as compared with restaurant sales of $55.5 million for the thirteen-week period ended June 28, 2000. This decrease was attributable primarily to a reduction in sales of $7.3 million due to the sale in January 2001 of 23 Denny's restaurants to Mountain Range Restaurants, LLC ("MRR"). Comparable store sales at the Denny's restaurants decreased by 0.4% during the second fiscal quarter of 2001 compared to the second fiscal quarter of 2000. Sales for the Black-eyed Pea restaurants declined $1.1 million. This reduction was primarily attributable to a decline in same store sales of 5.0% during the second quarter of fiscal 2001, or $1.5 million, which was partially offset by $589,000 in sales generated by a new Black-eyed Pea restaurant opened in April 2001 in Hendersonville, Tennessee. The Company believes the decrease in comparable store sales was attributable primarily to the cessation of television advertising for the Black-eyed Pea restaurants until March 2001.

     FOOD AND BEVERAGE COSTS. Food and beverage costs increased to 27.7% of restaurant sales for the thirteen-week period ended June 27, 2001 as compared with 27.5% of restaurant sales for the thirteen-week period ended June 28, 2000. This increase was attributable primarily to the increased delivery costs by the Company's food distributor.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 38.4% of restaurant sales for the thirteen-week period ended June 27, 2001 as compared with 34.6% of restaurant sales for the thirteen-week period ended June 28, 2000. This increase was attributable primarily to the lower sales volumes at the Black-eyed Pea restaurants, higher average wages and higher worker's compensation insurance rates. Also contributing to the increase in payroll costs for the thirteen-week period ended June 27, 2001 was increased staffing resulting from a renewed commitment to outstanding customer service.

     OTHER OPERATING EXPENSES. Other operating expenses were 34.6% of restaurant sales for the thirteen-week period ended June 27, 2001 as compared with 26.4% of restaurant sales for the thirteen-week period ended June 28, 2000. This increase was attributable primarily to (a) lower sales volumes at the Black-eyed Pea restaurants, (b) an increase in advertising expense of $1.7 million due to the new television and radio advertising campaign that began in March 2001, (c) increases in utility costs of $466,000 and (d) an increase in the Company's general liability insurance premiums. These increases were partially offset by reductions in occupancy costs of $233,000 due to the expiration of 12 Denny's restaurants' equipment leases.

     RESTRUCTURING EXPENSES. In the second fiscal quarter of 2001, the Company recorded restructuring expenses of $700,000 related to four Black-eyed Pea restaurants which the Company closed in July 2001. This adjustment reflects the estimated liability for furture rents, equipment leases, property taxes, and other costs associated with the closure of these restaurants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets and other items was $680,000 for the thirteen-week period ended June 27, 2001, as compared with $633,000 for the thirteen-week period ended June 28, 2000. In September 1999, the Company committed to a plan to sell all of its Denny's restaurants. In accordance with SFAS No. 121, the assets of these restaurants were reclassified as being held for sale and depreciation ceased.

     RESTAURANT OPERATING INCOME (LOSS). Restaurant operating loss was $1.7 million, or 3.7% of restaurant sales, for the thirteen-week period ended June 27, 2001 as compared with restaurant operating income of $5.8 million, or 10.4% of restaurant sales, for the thirteen-week period ended June 28, 2000. The reduction in restaurant operating income of $7.5 million was due primarily to lower sales volumes at the Black-eyed Pea restaurants, the sale of 23 Denny's restaurants to MRR and increased expenses described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses were $4.1 million, or 8.8% of restaurant sales, for the thirteen-week period ended June 27, 2001 as compared with $3.1 million, or 5.6% of restaurant sales, for the thirteen-week period ended June 28, 2000. This increase was due primarily to an increase of $253,000 in consulting, professional and temporary agency fees, $261,000 in costs associated with moving the corporate office to Tennessee and an increase of $259,000 in travel costs. Reductions in restaurant sales did not result in a corresponding reduction in administrative expense due to the transition to the new management team and the preparation for the move of the corporate office.

     INTEREST EXPENSE - NET. Net interest expense was $3.3 million, or 7.0% of restaurant sales, for the thirteen-week period ended June 27, 2001 as compared with $3.0 million, or 5.5% of restaurant sales, for the thirteen-week period ended June 28, 2000. The increase in interest expense of $234,000 was due primarily to increases in penalties and late fees of $421,000 and increased interest expense of $210,000 from the Series B Notes. These increases were partially offset by reductions of approximately $275,000 in interest on CNL notes resulting from the partial payoff of the notes from the sale of 23 Denny's restaurants to MRR and $60,000 in interest income from the note receivable resulting from the sale of MRR.

     INCOME TAX EXPENSE. The Company did not record a federal tax benefit associated with the operating losses in 2001 and 2000 due to the uncertainty of the future realization of any of the Company's tax loss carryforwards. The Company, however, did record and pay state taxes.


TWENTY-SIX WEEK PERIOD ENDED JUNE 27, 2001 COMPARED WITH TWENTY-SIX WEEK PERIOD ENDED JUNE 28, 2000

     RESTAURANT SALES. The Company's restaurant sales decreased $17.9 million, or 16.0%, to $94.1 million for the twenty-six week period ended June 27, 2001 as compared with restaurant sales of $112.0 million for the twenty-six week period ended June 28, 2000. This decrease was attributable primarily to a reduction in sales of $12.2 million due to the sale in January 2001 of 23 Denny's restaurants to MRR. Comparable store sales at the Company's Denny's restaurants increased by 0.2% during the twenty-six week period ended June 27, 2001 compared to the twenty-six week period ended June 28, 2000. Sales for the Black-eyed Pea restaurants declined $4.7 million. This reduction was primarily attributable to a decline in same store sales of 8.1% during the second quarter of fiscal 2001, or $4.7 million, which was partially offset by $589,000 in sales generated by a new Black-eyed Pea restaurant opened in April 2001 in Hendersonville, Tennessee. The Company believes the decrease in comparable store sales was attributable primarily to the cessation of television advertising until March 2001 and significant coupon advertising which occurred in the first quarter of 2000 that was not repeated in 2001.

     FOOD AND BEVERAGE COSTS. Food and beverage costs increased to 27.6% of restaurant sales for the twenty-six week period ended June 27, 2001 as compared with 27.2% of restaurant sales for the twenty-six week period ended June 28, 2000. This increase was attributable primarily to the increased delivery costs by the Company's food distributor.

     PAYROLL AND PAYROLL RELATED COSTS. Payroll and payroll related costs were 38.2% of restaurant sales for the twenty-six week period ended June 27, 2001 as compared with 34.4% of restaurant sales for the twenty-six week period ended June 28, 2000. This increase was attributable primarily to the lower sales volumes at the Black-eyed Pea restaurants, higher average wages and higher worker's compensation insurance rates. Also contributing to the increase in payroll costs for the twenty-six week period ended June 27, 2001 was increased staffing resulting from a renewed commitment to outstanding customer service.



     OTHER OPERATING EXPENSES. Other operating expenses were 33.3% of restaurant sales for the twenty-six week period ended June 27, 2001 as compared with 26.4% of restaurant sales for the twenty-six week period ended June 28, 2000. This increase was attributable primarily to (a) lower sales volumes at the Black-eyed Pea restaurants, (b) an increase in advertising expense of $2.3 million due to the new television and radio campaign that began in March 2001, (c) increases in utility costs of $1.2 million and (d) an increase in the Company's general liability insurance premiums. These increases were partially offset by reductions in rent expense of $420,000 due to the expiration of 12 Denny's restaurants' equipment leases.

     LOSS ON SALES OF NOTE RECEIVABLE. The loss recognized in fiscal 2001 resulted from the sale of a note receivable of approximately $2.4 million to CNL, the Company's senior lender, for cash of approximately $973,000 and the payoff of a loan and related interest of approximately $1.0 million.

     RESTRUCTURING EXPENSES. In the second fiscal quarter of 2001, the Company recorded restructuring expenses of $700,000 related to four Black-eyed Pea restaurants, which the Company closed in July 2001. This adjustment reflects the estimated liability for future rents, equipment leases, property taxes, and other costs associated with the closure of these restaurants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of restaurant equipment, leasehold improvements, intangible assets and other items was $1.4 million for the twenty-six week period ended June 27, 2001, as compared with $1.3 million for the twenty-six week period ended June 28, 2000. In September 1999, the Company committed to a plan to sell all of its Denny's restaurants. In accordance with SFAS No. 121, the assets of these restaurants were reclassified as being held for sale and depreciation ceased.

     RESTAURANT OPERATING INCOME (LOSS). Restaurant operating loss was $1.5 million, or 1.6% of restaurant sales, for the twenty-six week period ended June 27, 2001 as compared with restaurant operating income of $12.1 million, or 10.8% of restaurant sales, for the twenty-six week period ended June 28, 2000. The reduction in restaurant operating income of $13.6 million was due primarily to lower sales volumes at the Black-eyed Pea restaurants, the sale of the 23 Denny's restaurants to MRR and increased expenses described above.

     ADMINISTRATIVE EXPENSES. Administrative expenses were $7.2 million, or 7.7% of restaurant sales, for the twenty-six week period ended June 27, 2001 as compared with $6.1 million, or 5.4% of restaurant sales, for the twenty-six week period ended June 28, 2000. This increase of $1.1 million was due primarily to an increase of $603,000 in consulting, professional and temporary agency fees, $261,000 in costs associated with moving the corporate office to Tennessee and an increase of $304,000 in travel costs. Reductions in restaurant sales did not result in a corresponding reduction in administrative expense due to the transition to the new management team and the preparation for the move of the corporate office.

     INTEREST EXPENSE-NET. Net interest expense was $6.5 million, or 6.9% of restaurant sales, for the twenty-six week period ended June 27, 2001 as compared with $5.9 million, or 5.3% of restaurant sales, for the twenty-six week period ended June 28, 2000. The increase in interest expense of $563,000 was due primarily to increases in penalties and late fees of $696,000 and increased interest expense of $401,000 from the Series B Notes. These increases were partially offset by reductions of approximately $598,000 in interest on CNL notes resulting from the partial payoff of the notes from the sale of 23 Denny's restaurants to MRR and $150,000 in interest income from the note receivable resulting from the sale to MRR.

     INCOME TAX EXPENSE. The Company did not record federal tax benefit associated with the operating loss in 2001 due to the uncertainty of the future realization of any of the Company's tax loss carryforwards. The Company, however, did record and pay state taxes.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has met its liquidity requirements with cash provided by operating activities supplemented by external borrowing. Like other companies in the restaurant industry, the Company operates with a working capital deficit.

Due to its default under several debt agreements, the Company has reclassified the majority of its debt as current liabilities thereby substantially increasing its working capital deficit. During the first two quarters of fiscal 2001, the Company had a net increase in cash of $33,000 reflecting net cash used by operating activities of $3.9 million that was offset by net cash provided by investing activities of $1.5 million and by net cash provided by financing activities of $2.5 million. Net cash used by operating activities reflected that restaurant operating expenses absorbed all but approximately $947,000 of cash generated by sales in the first two quarters of 2001. Net cash provided by investing activities included $2.9 million generated from the sale of 23 Denny's restaurants to MRR offset by the purchase of additional property and equipment of $1.5 million. Net cash provided by financing activities primarily reflects the proceeds from borrowings of $1.5 million and proceeds of $1.0 million from the sale of a note receivable to CNL during the first quarter of 2001.

The Company's total liabilities decreased from $140.5 million at December 27, 2000 to $139.7 million at June 27, 2001. This change is primarily a result of applying the proceeds from the sale of 23 Denny's restaurants to the capital lease obligations of $1.5 million associated with those properties, the retirement of debt of $7.7 million to the Company's senior lender, retirement of a note payable of $1.7 million to Advantica and the repayment of $3.1 million of accrued interest. The offset of these reductions in liabilities is $7.5 million in deposits for the future sale of restaurants, the non-payment of principal and interest on certain promissory notes and lease obligations, and operational indebtedness incurred during the normal course of business. The Company's debt balance is comprised of promissory notes, obligations under capital leases and subordinated indebtedness. The Company has classified the majority of its debt as current debt obligations since the Company is currently in default to CNL and its related parties for the non-payment of principal and interest on certain promissory notes, capital lease obligations and operating leases. On March 29, 2001 and June 30, 2001, an affiliate of CNL paid $3.7 million and $2.1 million, respectively of payments due CNL from the Company.
No additional indebtedness was incurred by the Company nor did the Company agree to repay these amounts to the CNL affiliate. The CNL affiliate is subrogated to the rights of CNL to receive these payments.

On June 30, 1999, CNL acquired the remaining outstanding indebtedness under the Company's existing senior credit facility for $14.7 million, restructured $2.2 million of existing debt and advanced an additional $5.4 million to the Company. The original due date of the senior debt was January 31, 2000, for which the Company received an extension of the maturity date to September 2000. At December 27, 2000, the Company was in default on the covenants of the senior debt. Concurrent with the January 26, 2001 sale of 23 Denny's restaurants, CNL agreed to waive existing defaults under the senior credit agreement and extend the maturity of the senior debt to March 31, 2001. On March 31, 2001 the maturity date of this note was extended until December 31, 2001. The Company currently is in default on the indebtedness under its senior credit facility, its subordinated indebtedness and other credit agreements. While certain indebtedness is classified as a current liability, the Company has been engaged in negotiations with CNL and anticipates the indebtedness will be restructured. No assurances can be given, however, that this restructuring will occur.

In September 1999 the Company committed to a plan to sell all of its Denny's Restaurants. The assets of these restaurants were reclassified as being held for sale.

In January 2001, the Company sold 23 Denny's restaurants to MRR for $20.3 million, consisting of cash of $17.3 million and a note for $3.0 million. MRR is owned by Messrs. William G. Cox and Robert J. Gentz. Mr. Gentz was formerly an Executive Vice President of PRG and continues to serve as a director. Mr. Cox was formerly the Chief Operating Officer of PRG and also continues to serve as a director.

                                   13
During the quarter ended June 27, 2001, the Company executed agreements to sell 6 of its Denny's restaurants for an aggregate of $7.45 million and received deposits in the amount of the purchase prices. These agreements give the Company the right to terminate the agreements upon a refund of the deposits. Subsequent to the end of the second quarter, the Company entered into an agreement with an entity owned by William J. Howard, a director of PRG, to sell 13 of its Denny's restaurants, including 6 of the restaurants previously discussed, in which case the Company will terminate the previous agreements with respect to these restaurants. The Company presently anticipates that the sales of these restaurants will close on or before September 30, 2001.

On August 6, 2001 the Company changed its intent with regard to selling its remaining Denny's restaurants. The Company will continue its efforts to sell approximately 29 Denny's restaurants located primarily in Florida and Colorado. The Company now intends to continue operating in the family dining segment with Denny's restaurants primarily in its core market areas of Texas, Oklahoma and Florida. Therefore, as of August 6, 2001 the carrying amount of the Denny's restaurants not being sold will be reclassified from net assets held for sale to property, plant, and equipment. The amount of the reclassification will be approximately $10.3 million which will become the new historical cost basis of the assets. Depreciation and amortization for these assets will commence as of this date.

To the extent the sales of any Denny's restaurants occur, the Company anticipates using the sale proceeds to reduce outstanding indebtedness, provide additional working capital and pay costs associated with these transactions.

The Company continues to review net assets held for sale to determine whether events or changes in circumstances indicate that the carrying value of the net assets may not be recoverable. The Company will continue to evaluate the operating results of all its restaurants and intends to sell or close any restaurants that do not meet its criteria for operating results.

During the second quarter of fiscal 2000, the Company ceased making payments of principal and interest on several capital leases held by CNL and payments on several operating leases to a secondary lender. On March 29, 2001 and June 30, 2001, an affiliate of CNL paid $3.7 million and $2.1 million, respectively, of payments due CNL from the Company. No additional indebtedness was incurred by the Company nor did the Company agree to repay these amounts to the CNL affiliate. The CNL affiliate is subrogated to the rights of CNL to receive these payments. The Company received a waiver of a substantial portion of the payments, for a period of one year expiring on March 31, 2001, from the secondary lender but has not, as of yet, received a waiver from CNL or its related party and has not received an extension of the expired waiver from the secondary lender. During the first quarter of fiscal 2001, the Company borrowed an additional $1.5 million from CNL. The proceeds were used for general operating purposes and the new notes, a demand note and a term note with a maturity date in March 2013, are secured by real and personal property owned by the Company.

At June 27, 2001, the Company was not in compliance with certain financial covenants and payment terms set forth in the Series B Notes. Also, the Company will continue to be in default under the senior credit agreement until other acceptable refinancing or restructuring alternatives become available. Additional financing, however, may not be available or may not be available on satisfactory terms.

The sale of restaurants has significantly affected liquidity because the
Company:

      * repaid the negative working capital attributable to the restaurants that it sold from cash flows generated by the remaining restaurants,

      * continued to pay costs associated with subleasing properties for which purchasers defaulted on primary leases and for which the Company remains contingently liable, and

      * did not realize the beneficial effects of reduced administrative costs commensurate with the reduction in the number of restaurants operated by the Company.

The Company currently requires capital principally for general operating purposes as well as maintenance expenditures on existing restaurants. Expenditures for property and equipment totaled approximately $1.5 million for the first two quarters of fiscal 2001. The Company intends to pursue opportunities to develop additional Black-eyed Pea restaurants as favorable locations and acceptable sources of financing for new restaurants are identified.

RISK FACTORS

The Company's business is highly competitive with respect to food quality, concept, location, service and price. In addition, there are a number of well-established food service competitors with substantially greater financial and other resources as compared to the Company. The Company's Black-eyed Pea restaurants have experienced declining customer traffic during the past three years as a result of intense competition and a decline in operational execution. The Company has initiated a number of programs to address the decline in customer traffic; however, performance improvement efforts for the Black-eyed Pea restaurants during the past three years have not resulted in improvements in customer traffic and margins for the concept as a whole. There can be no assurance that the current programs will be successful. The Company has experienced increased costs for labor and operating expenses at its restaurant concepts which, coupled with a decrease in average restaurant sales volumes in its Black-eyed Pea restaurants, have reduced its operating margins. The Company does not expect to be able to significantly improve Black-eyed Pea restaurants' operating margins until it can consistently increase its comparable restaurant sales. An increase in comparable restaurant sales cannot be assured.

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

The Company cannot provide assurance that it will be able to sell any of its Denny's restaurants, restructure or refinance its debt, or improve the performance of its Black-eyed Pea restaurants so as to achieve profitability in the future. In addition, the report by its independent auditors on its financial statements for the year ended December 27, 2000, states that the uncertainty relating to its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations raise substantial doubt about its ability to continue as a going concern.


THE COMPANY IS IN DEFAULT ON THE PAYMENT OF SUBSTANTIALLY ALL OF ITS OUTSTANDING INDEBTEDNESS.

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

THE COMPANY HAS SIGNIFICANT INDEBTEDNESS.

As of June 27, 2001, the Company had a working capital deficit of $100.1 million and total debt obligations of $70.9 million, including subordinated indebtedness in the outstanding principal amount of approximately $16.8 million and obligations under capital leases aggregating $19.6 million. The Company has incurred substantial debt to develop and acquire restaurants and to operate its business. The Company will continue its efforts to sell approximately 29 of its remaining Denny's restaurants and plans to use the proceeds from those sales to refine and reposition the Black-eyed Pea restaurant brand and reduce outstanding indebtedness. In addition, the Company has been engaged in negotiations with CNL and anticipates that its senior indebtedness will be restructured. No assurances can be given, however, that this restructuring will occur.

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

THE COMPANY HAS SIGNIFICANT CONTINGENT LIABILITIES ASSOCIATED WITH RESTAURANTS IT HAS SOLD.

Since 1996, the Company has sold a total of 167 restaurants. The Company has assigned or subleased the real property leases and other obligations to the buyers of these restaurants, but it generally remains liable under those obligations if the buyers default. During 1999, three buyers of 87 restaurants that the Company sold during 1997 and 1998 filed for bankruptcy or failed to perform on their obligations to third parties. As a result, the Company recorded charges of $4.8 million for equipment leases, rents, property taxes, and other obligations for which it remains contingently liable. As of June 27, 2001, the Company had a reserve of approximately $5.8 million for closed restaurant properties where the Company subsidizes the existing rent payments and remains liable until the end of the lease term.
As the Company sells additional restaurants, it may remain contingently liable for obligations on those restaurants. Any further defaults by buyers of restaurants that the Company has sold in the past or that it sells in the future could have a material adverse effect on its operating results and financial condition.


RELIANCE ON DENNY'S.

As of June 27, 2001, the Company operated 70 franchised Denny's restaurants. As a result of the nature of operating franchised restaurants and the franchise agreements with Denny's, Inc. (together wtih its affiliates, "Denny's"), as long as the Company operates Denny's restaurants, its success depends, to a significant extent, on:

      * the continued vitality of the Denny's restaurant concept and the overall success of the Denny's system;

      * the ability of Denny's to identify and react to new trends in the restaurant industry, including the development of popular menu items;

      * the ability of Denny's to develop and pursue appropriate marketing strategies in order to maintain and enhance the name recognition, reputation, and market perception of Denny's restaurants;

      *     the goodwill associated with the Denny's trademark;

      * the quality, consistency, and management of the overall Denny's system; and

      * the successful operation of Denny's restaurants owned by Denny's and other Denny's franchisees.

The Company has no control over the management or operation of Denny's or other Denny's franchisees. A variety of factors affecting Denny's could have a material adverse effect on the Company, including the following:

      * any business or financial reversals or illiquidity on the part of Denny's or its parent corporation, Advantica;

      * a failure by Denny's to promote the Denny's name or restaurant concept;

      * the inability or failure of Denny's to support its franchisees, including the Company;

      * the failure to operate successfully the Denny's restaurants that Denny's itself owns; or

      * negative publicity with respect to Denny's or the Denny's restaurant concept.

RESTRICTIONS IMPOSED BY THE DENNY'S FRANCHISE AGREEMENTS.

So long as the Company operates Denny's restaurants, the cancellation of the Denny's franchise agreements, which include the right to what the Company believes are favorable franchise arrangements and the right to use the "Denny's" trademarks and trade styles, would have a material adverse effect on the Company's business. The Denny's franchise agreements impose a number of restrictions and obligations on the Company. The Company must pay royalties and an advertising contribution to Denny's regardless of the profitability of its Denny's restaurants. The Denny's franchise agreements also require the Company to operate its Denny's restaurants in accordance with the requirements and specifications established by Denny's. In addition, Denny's has the right to require the Company to modify its restaurants to conform to the then-existing Denny's restaurant format. Denny's has retained the right to open on its own behalf or to grant to other franchisees the right to open other Denny's restaurants in the immediate vicinity of the Company's Denny's restaurants.

An agreement between the Company and Denny's gives Denny's the right to terminate substantially all of the Denny's franchise agreements in the event that CNL, as the successor to PRG's previous senior lender, takes certain actions while PRG is in default under the terms of its credit facility with CNL. If PRG fails to satisfy the requirements described above

                                   17
or otherwise defaults under the Denny's franchise agreements, it could be subject to potential damages for breach of contract and could lose its rights under those agreements.

The Denny's franchise agreements also provide that, in the event the Company assigns its rights under any of those agreements, Denny's will have the option to purchase the interest being transferred. An assignment under the Denny's franchise agreements will be deemed to have occurred if a person, entity, or group of persons (other than a group including William J. Howard and William G. Cox, each of whom is a director of the Company, Jack M. Lloyd or BancBoston Ventures, Inc., significant shareholders of the Company) acquires voting control of the Company's Board of Directors.

Without the consent of Denny's, the Company may not directly or indirectly own, operate, control, or have any financial interest in any coffee shop or family-style restaurant business or any other business that would compete with the business of any Denny's restaurant, Denny's, or any affiliate, franchisee, or subsidiary of Denny's, other than restaurants the Company currently operates. For two years after the expiration or termination of a Denny's franchise agreement, the Company will not be permitted, without the consent of Denny's, directly or indirectly to own, operate, control, or have any financial interest in any coffee shop or family-style restaurant substantially similar to a Denny's located within a 15-mile radius of a Denny's restaurant subject to the expired or terminated agreement. These restrictions will not apply to the operation of another Denny's restaurant or the ownership of less than 5% of the publicly traded stock of any other company.

CERTAIN SHAREHOLDERS MAY CONTROL THE COMPANY AND CERTAIN OF THE COMPANY'S DIRECTORS MAY HAVE CONFLICTS OF INTEREST.

William J. Howard, a director of the Company, currently owns (together with his spouse) approximately 12.2% of the Company's outstanding common stock.
On March 23, 2001, Mr. Howard exercised a stock purchase warrant and purchased 146,611 shares of PRG's common stock (at an exercise price of $0.01 per share) by submitting funds to PRG in the amount of $1,466. Jack M. Lloyd, former Chairman of the Board and Chief Executive Officer of PRG, currently owns (together with Ms. Cathy Lloyd) approximately 24.9% of PRG's outstanding common stock. Mr. Lloyd and Ms. Lloyd also exercised a stock purchase warrant and acquired an additional 293,223 shares of common stock at an exercise price of $0.01 per share on March 20, 2001 by submitting funds to PRG in the amount of $2,932. BancBoston Ventures, Inc. currently owns approximately 15.3% of PRG's outstanding common stock. Accordingly, this group of shareholders collectively has the power to elect all of the members of the Company's Board of Directors and thereby control the business and policies of the Company.

Messrs. Howard and Lloyd (and Mrs. Howard and Ms. Lloyd) currently hold an aggregate of $16,794,000 in principal amount of PRG's Series B Notes in addition to their common stock. The Series B Notes contain restrictive covenants relating to the operation of the Company and the maintenance of certain financial ratios and tests. A default not waived by a majority of the holders of the Series B Notes could have a material adverse effect on the holders of PRG's common stock. Certain holders of the Series B Notes have not received interest payments since March 31, 1997. As of June 27, 2001, accrued and unpaid interest due to these holders totaled $12.5 million. The Company has not received waivers from these holders for noncompliance of certain of the debt covenants under the Series B Notes since June 1999.

On March 26, 2001, PRG received a notice from Mr. Lloyd in which he stated that he is the holder of more than 25% of the Series B Notes and purported to accelerate the payment of all principal and interest under the Series B Notes and to declare all amounts under the Series B Notes to be immediately due and payable. On March 30, 2001, PRG also received a copy of a letter to State Street Bank and Trust Company, the trustee (the "Trustee") under the Indenture pursuant to which PRG issued the Series B Notes, from Mr. Lloyd, who represented that he is a holder of Series B Note No. B-1. In his letter, Mr. Lloyd advised the Trustee of the existence of defaults under the Indenture. He also stated his belief that the Company has defaulted in complying with debt priorities under the Indenture with respect to the application of proceeds from the sale of assets. Mr. Lloyd further requested that the Trustee commence immediate litigation against PRG to recover all amounts due on the Series B Notes, including unpaid principal, accrued unpaid interest and interest on overdue installments at the default rate. In the event that the Trustee elects not to comply with his request, Mr. Lloyd indicated that he is ready, willing and able to pursue PRG on his own behalf. To date, the Company has received no further correspondence from Mr. Lloyd or the Trustee with respect to Mr. Lloyd's request.

The Company believes that it has complied with its obligations under the Indenture and its other credit agreements with respect to sales of assets and the application of the proceeds from those sales. As of June 30, 1999, Mr. Lloyd and certain other holders of the Series B Notes waived defaults existing under the Series B Notes at that time. Furthermore, the enforcement of remedies under the Indenture and the Series B Notes is limited by the terms of the Senior Subordinated Intercreditor Agreement, dated March 29, 1996 (the "Intercreditor Agreement"), among Banque Paribas, as Agent under the Credit Agreement (as defined therein), certain holders of the Series B Notes (including Mr. Lloyd) and the Trustee. CNL APF Partners, LP, has succeeded to the interest of Banque Paribas. Under the terms of the Intercreditor Agreement, the Company believes that both the Trustee and holders of the Series B Notes (including Mr. Lloyd) presently are unable to pursue any remedies for any alleged defaults under the Indenture or the Series B Notes (including the initiation of litigation to collect the indebtedness owing under the Series B Notes), which are subordinated, unsecured obligations of the Company.

SEASONALITY

The Company's operating results fluctuate from quarter to quarter as a result of the seasonal nature of the restaurant industry and other factors. Restaurant sales generally are greater in the first and second fiscal quarters (January through June) than in the third and fourth fiscal quarters (July through December). Occupancy and other operating costs, which remain relatively constant, have a disproportionately negative effect on operating results during quarters with lower restaurant sales. The Company's working capital requirements also fluctuate seasonally.

INFLATION

The Company does not believe that inflation has had a material effect on operating results in past years. Although increases in labor, food or other operating costs could adversely affect the Company's operations, the Company generally has been able to modify its operating procedures or to increase menu prices to offset increases in operating costs.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 27, 2001 condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in this Form 10-Q relating to certain matters involve risks and uncertainties, including the ability of management to successfully implement its strategy for improving the performance of the Black-


eyed Pea restaurants, the ability of management to effect asset sales consistent with projected proceeds and timing expectations, the results of pending and threatened litigation, adequacy of management personnel resources, shortages of restaurant labor, commodity price increases, product shortages, adverse general economic conditions, adverse weather conditions that may affect the Company's markets, turnover and a variety of other similar matters. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "continue" (or the negative thereof) or similar terminology. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and under the caption "Special Considerations" included in Part I, Item 2 herein and in
Part II, Item 7 of PRG's Annual Report on Form 10-K. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item 7A of PRG's Annual Report on Form 10-K for the fiscal year ended December 27, 2000, and filed with the Commission on April 11, 2001, is incorporated herein in this item of this report by this reference.









PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Note 3 of the Notes to Condensed Consolidated Financial Statements is incorporated herein by this reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         See Exhibit Index immediately following the signature page hereto.

         (b) Reports on Form 8-K

         On April 13, 2001, PRG filed an Amendment to Current Report on Form 8-K/A which amended PRG's Current Report on Form 8-K, dated January 26, 2001. This Amendment was filed to set forth pro forma financial information in connection with the Company's sale of 23 Denny's restaurants to Mountain Range Restaurants, LLC.











                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PHOENIX RESTAURANT GROUP, INC.

Dated:  AUGUST 20, 2001        By: /s/ Jeffrey M. Pate
                                   -----------------------------------------
                                   Jeffrey M. Pate, Chief Financial Officer,
                                   Secretary and Senior Vice President










                              EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.1 $ 4,000,000 Asset Purchase Agreement, made and entered into as of May 24, 2001, by and among CNL Restaurants IV, Inc. and Phoenix Restaurant Group, Inc.

10.2 $2,250,000 Asset Purchase Agreement, made and entered into as of March 30, 2001, by and among CNL Restaurants IV, Inc. and Phoenix Restaurant Group, Inc., pertaining to Unit 6788 located at 2335 West Highway 76, Branson, Missouri (1)

10.3 $1,100,000 Asset Purchase Agreement, made and entered into as of May 1, 200, by and among CNL Restaurants IV, Inc. and Phoenix Restaurant Group, Inc., pertaining to Unit 6394 located at 4999 34th Street North, St. Petersburg, Florida (1)

10.4 $100,000 Asset Purchase Agreement, made and entered into as of May 1, 2001, by and among CNL
                  Restaurants IV, Inc. and Phoenix Restaurant Group, Inc., pertaining to Unit 7027 located at 5003
                  Highway 301 North (1)

10.5 Modification of Consolidated Interim Promissory Note Revising Maturity Date, made and entered into as of March 31, 2001, by and between CNL APF Partners, LP and Phoenix Restaurant Group, Inc.

10.6              Employment Agreement between Phoenix Restaurant
                  Group, Inc. and Robert M. Langford

10.7              Employment Agreement between Phoenix Restaurant
                  Group, Inc. and W. Craig Barber

---------------------

(1) Document not filed because substantially similar in all material respects to Exhibit 10.1.








